Form 10KSB
period 1995-12-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1997-10-10
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KS B
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-95
                         Commission file number 33-28188

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                          JEFFERSON CAPITAL CORPORATION
                          -----------------------------
                               Formerly known name

                 Colorado                                    84-1116458
                 --------                                    ----------
         (State of incorporation)                          (I.R.S. Employer
                                                          Identification No.)

                7535 E. Hampden Ave., Ste. 600, Denver, CO 80231
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                             Yes          No   X
                                 -----       -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                           Yes         X      No
                     -----           -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1995: 116,666.

                                     PART 1
                                     ------

Item 1. Business

     Jefferson Capital Corporation (the Company), a development stage company, was organized under the laws of the State of Colorado on February 28, 1989. The Company is in the development stage as defined in Financial Standards Board Statement No. 7.

     On January 4, 1990, the Company sold 10,000,000 units of no par value common stock in a "Blind Pool" public offering. The offering price for each unit was $.01. Each unit consisted of one share of the Company's no par value common stock and 25 Class A Common Stock Redeemable Purchase Warrants (Class A Warrants). The Class A Warrants are exercisable for 24 months from the effective date of the registration statement (October 30, 1989) and entitled the holder thereof to purchase 25 shares of common stock at a price of $.014 per share. The Company received $72,730, net of offering costs, from the sale of common stock in the public offering.

     Effective June 13, 1990, the Company entered into a merger agreement with Ohio & Southwestern Energy Company (OSEC). The Company issued 80,000,000 shares of its common stock in exchange for all of the outstanding shares of OSEC. After the exchange of shares, OSEC's sole shareholder, Members Service Corporation (MSC), owned 80% of the Company's issued and outstanding common stock. The name of the corporation was changed to Ohio & Southwestern Energy Company (OSEC).

     No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

     While the company commenced 1990 with a successful public offering, the subsequent merger agreement with Ohio & Southwestern Energy Corp. (OSEC) became an abortive transaction. The new management of OSEC never completed the merger with assets represented, and without authorization distributed the corporate funds to unauthorized parties or uses which resulted in a total write off of the capital of the Company.

     The majority stockholder, MSC, failed to disclose to the minority stockholders the distribution of corporate funds during the year ended 1990. The Company recorded an extraordinary loss in the amount of $69,116 as a result of the unauthorized distribution of corporate funds in 1990.

     The minority shareholders filed a complaint in Arapahoe County Colorado District Court, Civil Division, during April, 1991 alleging among other things that the majority shareholder, MSC, failed to disclose the distribution of corporate funds, failed to account for the operations of the corporation and transferred assets of the corporation without stockholder or board meetings. The supposed assets of OSEC did not exist and the Company (OSEC) was a sham.

     On August 28, 1991, a Receiver was appointed and the court ordered the 80,000,000 shares of common stock issued to MSC to be canceled. On January 12, 1995, the minority shareholders filed a motion for supplemental orders requesting that the merger between Jefferson Capital Corporation and Ohio and Southwestern Energy Company be declared null and void and a bar date of April 15, 1995, be set within which any and all creditors must file a claim.

     On May 23, 1995, the Receiver issued his final report stating that no claims of creditors had been filed by the bar date. The Receiver incurred $36,395 in costs during receivership. Certain of the costs had been advanced by the Receiver in the anticipation of issuance of shares of common stock by the Board of Directors after the dismissal of the Receivership.

     On June 21, 1995, the Court ordered the merger null and void, approved the Receiver's final report and restored the name of the Company to Jefferson Capital Corporation. The Company engaged in no foreign operations or export sales to date, has no product and has no full-time employees at year end.

     The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues, or operating profits or identifiable assets attributable to its industry segment, but incurred losses as a result of the merger agreement with Ohio & Southwestern Energy Company.

     Comparison of year Ended December 31, 1995 to year Ended December 31, 1994. The Company ceased operations in June 1991, and has had no revenues or sales of any type.

     On August 30, 1995 the shareholders of the company voted to approve a reverse split of up to one new share for 300 shares outstanding. On September 25, 1995, the directors effectuated a reverse split on a one for 300 shares basis.

Item 2. Property
        --------

     The Company does not have any formal offices at year end. Records are maintained and mail received at 7535 E. Hampden Ave., Ste. #600, Denver, CO 80231. The company owns no property.


Item 3. Legal Proceedings
        -----------------

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1995.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     a.) Comparison of year Ended December 31, 1995 to year Ended December 31, 1994. The Company ceased operations in June 1991, and has had no revenues or sales of any type.

     b.) On May 23, 1995, a shareholders meeting was held and the current directors were elected.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

     As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                     1996                         High               Low
                     ----                         ----               ---

                 First quarter                      *                 *
                 Second quarter                     *                 *
                 Third quarter                      *                 *
                 Fourth quarter                     *                 *

                     1995                         High               Low
                     ----                         ----               ---

                 First quarter                      *                 *
                 Second quarter                     *                 *
                 Third quarter                      *                 *
                 Fourth quarter                     *                 *

------------------

     *    No quotations reported

     The above quotations reflect inter-dealer  prices,  without retail mark-up,
     mark-down,   or  commission  and  may  not  necessarily   represent  actual
     transactions.

     As of December 31, 1995 there were 42 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

        Financial Condition and Changes in Financial Condition
        ------------------------------------------------------


     No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no assets whatsoever. The Company at year end was totally illiquid and would have needed cash infusions from shareholders to provide capital.

        Liquidity
        ---------

     The Company had no cash at December 31, 1995

     The Company ceased active operations in 1991 and has no business at the present time. It anticipates seeking acquisition or merger candidates in the future.

     During the course of the fiscal year ended December 31, 1995, the Company's outstanding debt level decreased to $1,425 from $11,035 in fiscal year ended December 31, 1994. This reduction was due to settlement of accounts payable.

     Stockholders deficit decreased to ($1,425) at December 31, 1995 compared to ($11,035) at December 31, 1994.

        Capital Resources
        -----------------

     None. The Company currently has no capital resources.

     The Company has no other known material commitments for capital expenditures. The Company has no additional plans, agreements, or commitments concerning any transaction which would require the Company to use a significant amount of capital.

        Results of Operations
        ---------------------

     During the fiscal year ended December 31, 1995, the Company incurred general and administrative expenses. $1,713 in administrative expenses were incurred in 1994. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

     Comparison of year Ended December 31, 1995 to year Ended December 31, 1994. The Company ceased operations in June 1991, and has had no revenues or sales of any type.

     General and administrative expenses for the years ended December 31, 1995 and 1994 were $16,734 and $1,863 respectively.

     The operating losses for years ended December 31, 1995 and 1994 were ($16,734) and ($1,863) respectively. The net loss for year ended December 31, 1995 was ($16,734). For year ended December 31, 1994, the net loss was ($1,863).

     Loss per share for year ended December 31, 1995 was $.19 per share, compared to approximately $.03 per share for year ended December 31, 1994.

     The management of the Company does not believe that inflation has had any material effect on the Company during the year ended December 31, 1994.

Item 7. Financial Statements and Supplementary Data
        -------------------------------------------

        Please refer to pages F-1 through F-10.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure
        --------------------------------------------------------------------

        NONE


                                    PART III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
        Section 16(a)
        -----------------------------------------------------------------------

     The directors and executive officers of the Company as of December 31, 1995 are as follows:**

          Name                  Age               Position
          ----                  ---               --------

     Kevin D. Geiss              31             President, Director
     Ernest A. Teed              57             Vice President, Director
     Jimmy A. McKinnon           47             Secretary, Treasurer, Director

          **Prior officers and directors removed from the company as part of the Receivership have refused to respond or file any reports. The Directors shown herein were duly elected in a shareholders meeting in May 1995 and the officers duly appointed by the Board thereafter.

     The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Kevin D. Geiss, received his BA in Business Administration from the University of Northern Colorado in December of 1985. Upon graduation, Mr. Geiss spent two years as a regional marketing director with Dynavex, Inc. a manufacturer of oxygen related equipment. Currently Mr. Geiss owns and operates an insurance agency affiliated with the Farmers Insurance Group of Companies. Mr. Geiss also served as a Vice President, Treasurer and Director of ANCR, Inc. in a public "Blank Check" company formed in Colorado in 1985. Mr. Geiss resigned as part of a reverse acquisition transaction in October of 1987. Mr. Geiss was a founding Director of Registrant, resigning in June 1990 from ANCR.

     Ernest A. Teed, received his BA in secondary education from Western State University, Gunnison, Colorado, in 1960 and his MA in 1964 from the University of Denver. Mr. Teed, in 1993, retired from a 30 year career as a teacher, coach, student advisor and activities director for the Denver Public Schools. Mr. Teed was a founding director of Registrant, resigning in June 1990.

     Jimmy A. McKinnon, owned and operated his own electric sign business in Denver, Colorado for many years. He also served as a Vice President and Director of Monterey Capital Corporation, a public "Blank Check" company formed in Colorado in 1986. Mr. McKinnon resigned from Monterey as part of a reverse acquisition transaction in May of 1988.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) that they file. No officers, directors or 10% shareholders have filed any Reports pursuant to Section 16(a) at year end.

Item 10. Executive Compensation
         -----------------------

     The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1995 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

     The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth information, as of December 31, 1995, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.


    Stock            Names and Address          Beneficial         Percent
Title of Class    of Beneficial Owner           Ownership          of Class
--------------    -------------------           ---------          --------

Common         Kevin D. Geiss                     5,833              5%
               President & Director
               999 18th, #212
               Denver, CO  80202

Common         Ernest A. Teed                       833              .7%
               Vice President & Director
               2090 S. Asbury Dr.
               Lakewood, CO  80215

Common         Jimmy A. McKinnon                    833              .7%
               Secretary & Director
               6574 Field Ave.
               Arvada, CO  80004

Common         Stephen Bushansky                  5,833               5%
               2575 Palisade Ave.
               Riverdale, NY 10463

Common         Nicolette Lowry                    5,833               5%
               700 Morley Ct.
               Dearborn, MI  48124

Common         James E. Pansing                   5,833               5%
               3773 Cherry Creek N. Dr. #655
               Denver, CO 80209


Common         Robert Beaton                     10,000              8.6%
               12002 W. 14th Avenue
               Golden, CO  80401

Common         Gene Hochevar                     10,000              8.6%
               1916 Oaks Way
               Oklahoma City, OK  73131

Common         Jim Hock                          10,000              8.6%
               21800 Burbank Blvd., #300
               Woodland Hills, CA  91360

     On May 23, 1995, a shareholders meeting was held and the current directors were elected.

Officers and Directors as a group                  7,500              6.4%

NOTE: 80,000,000 shares issued to Members Service Corp. was canceled pursuant to Court Order in August 1991.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     During March 1989, the Company sold 10,000,000 units of no par value common stock to its officers, directors and private investors. The offering price for each unit was $.001. Each unit consisted of one share of the Company's no par value common stock and 25 common stock purchase warrants. Each warrant enables its holder to purchase one share of restricted common stock at $.014 per share for a period of 24 months commencing with the effective date of the prospectus (October 30, 1989). The Company received $10,000 in proceeds from the sale of common stock to its officers, directors and private investors.

     On January 4, 1990, the Company sold 10,000,000 units of no par value common stock in a "Blind Pool" public offering. The offering price for each unit was $.01. Each unit consisted of one sharer of the Company's no par value common stock and 25 Class A Common Stock Redeemable Purchase Warrants (Class A Warrants). The Class A Warrants are exercisable for 24 months from the effective date of the registration statement (October 30, 1989) and entitle the holder thereof to purchase 25 shares of common stock at a price of $.014 per share. The Company received $72,730, net of offering costs, from the sale of common stock in the public offering. All Warrants expired in October 1991.

     Effective June 13, 1990, the Company entered into a merger agreement with Ohio & Southwestern Energy Company (OSEC). The Company issued 80,000,000 shares of its common stock in exchange for all of the outstanding shares of OSEC. After the exchange of shares, OSEC's sole shareholder, Members Service Corporation
(MSC), owned 80% of the Company's issued and outstanding common stock. The name of the corporation was changed to Ohio & Southwestern Energy Company (OSEC).

     The minority shareholders filed a complaint in Arapahoe County District Court, Colorado, Civil Division, during April, 1991 alleging among other things that the majority shareholder, MSC, failed to disclose the distribution of corporate funds, failed to account for the operations of the corporation and transferred assets of the corporation without stockholder or board meetings.

     On August 28, 1991, a Receiver was appointed and the court ordered the 80,000,000 shares of common stock issued to MSC to be canceled. On January 12, 1995, the minority shareholders filed a motion for supplemental orders requesting that the merger between Jefferson Capital Corporation and Ohio and Southwestern Energy Company be declared null and void and a bar date of April 15, 1995, be set within which any and all creditors must file a claim.

     On May 23, 1995, the Receiver issued his final report stating that no claims of creditors had been filed by the bar date. The Receiver incurred $36,395 in costs during receivership. Certain of the costs had been advanced by the Receiver in the exception of issuance of shares of common stock by the Board of Directors after the dismissal of the Receivership.

     On June 21, 1995, the Court ordered the merger null and void, approved the Receiver's final report and restored the name of the Company to Jefferson Capital Corporation.

     On July 25, 1995, the Company issued 50,000 shares adjusted for one for 300 reverse split of common stock for $.03 per share to seven unrelated parties for legal and consulting services rendered.

Item 13. Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------------

     There has been no change of Accountants since the 1989 Audit.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                     PART IV
                                     -------

Item 14. Exhibits and Reports on Form 8-K
         ---------------------------------

     The following documents are filed as part of this report:

     1. Reports on Form 8-K: None

     2.  Exhibits:
                                                                  Form 10-K
Regulation                                                        Consecutive
S-K Number        Exhibit                                         Page Number
----------        -------                                         -----------

3.1           Articles of Incorporation                                *

3.3           Bylaws                                                   *

24.2          Court Order dated August 23, 1991                        *

24.3          Court Order dated June 21, 1995                          *

 *Incorporated by reference to SEC filing #33-28188.
**Incorporated by reference to 10-KS B Report for 12/31/94 period.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE OHIO & SOUTHWESTERN ENERGY CO.
                                     ----------------------------------
                                     (Registrant)

Date: October 7, 1997
      ---------------
                                      /s/ Kevin D. Geiss
                                      ----------------------------------
                                      President, Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      THE OHIO & SOUTHWESTERN ENERGY CO.
                                      ----------------------------------
                                     (Registrant)

Date: October 7, 1997
      ---------------
                                      /s/ Kevin D. Geiss
                                      ----------------------------------
                                      Director

                                      /s/ Ernest A. Teed
                                      ----------------------------------
                                      Director

                                      /s/ Jimmy A. McKinnon
                                      ----------------------------------
                                      Director

                    THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----


Independent Auditors' Report                                          F-2

Financial Statements:

Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Changes in Stockholders' Equity (Deficit)               F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7

                                                                A.J. ROBBINS, PC
                                                    Certified Public Accountants
                                                                 and Consultants



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Ohio and Southwestern Energy Company

We have audited the accompanying balance sheets of The Ohio and Southwestern Energy Company (a development stage company) as of December 31, 1996, 1995 and 1994, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the four year period then ended and cumulative from February 28, 1989 (inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ohio and Southwestern Energy Company as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the four year period then ended and cumulative from February 28, 1989 (inception), in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not earned any revenues from operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate a merger candidate and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/  AJ ROBBINS, P.C.
                                      -----------------------------------------



July 11, 1997
Denver, Colorado





                                       F-2
        3033 East 1st Avenue, Suite #201, Denver, CO 80206 - 303-321-1281
                                Fax 303-321-1288

                               THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                                     (A Development Stage Company)
                                            BALANCE SHEETS

                                                ASSETS
                                                ------

                                                                                   December 31,
                                                                  -----------------------------------------------
                                                                    1996               1995               1994
                                                                  ---------          ---------          ---------

CURRENT ASSETS                                                    $    --            $    --            $   --
                                                                  ---------          ---------          ---------

                                                                  $    --            $    --            $   --
                                                                  =========          =========          =========



                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 ----------------------------------------------

CURRENT LIABILITIES, accounts payable                             $  10,496          $   1,428          $  11,035
                                                                  ---------          ---------          ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 100,000,000 shares
     authorized, none issued and outstanding                           --                 --                 --
Common stock, no par value, 1,000,000,000 shares
     authorized, 116,666, 116,666 and 66,666 issued
     and outstanding, respectively                                   84,230             84,230             82,730
Contributed capital                                                  24,842             24,842               --
(Deficit) accumulated during the development stage                 (119,568)          (110,500)           (93,765)
                                                                  ---------          ---------          ---------

                   Total Stockholders' Equity (Deficit)             (10,496)            (1,428)           (11,035)
                                                                  ---------          ---------          ---------

                                                                  $    --            $    --            $    --
                                                                  =========          =========          =========

                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








                                                  F-3


                                THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                                      (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS


                                                                                                    Cumulative from
                                                                                                   February 28, 1989
                                                    For the Years Ended                              (Inception to)
                                                       December 31,                                   December 31,
                                      ---------------------------------------------------------       ------------
                                           1996            1995          1994           1993              1996
                                      -------------    -----------   -----------    -----------       ------------

REVENUE                               $      -         $    -        $    -         $     -           $     -
                                      -------------    -----------   -----------    -----------       ------------

COSTS AND EXPENSES:
     Amortization                            -              -                150            150                750
     General and administrative               9,068         16,734         1,713          1,464             49,702
                                      -------------    -----------   -----------    -----------       ------------

         Total Costs and Expenses             9,068         16,734         1,863          1,614             50,452
                                      -------------    -----------   -----------    -----------       ------------

(LOSS) BEFORE
     EXTRAORDINARY ITEM                     (9,068)       (16,734)       (1,863)         (1,614)           (50,452)

EXTRAORDINARY ITEM,
UNAUTHORIZED DISTRIBUTION                    -              -              -              -                 69,116
                                      -------------    -----------   -----------    -----------       ------------

NET (LOSS)                            $     (9,068)    $  (16,734)   $   (1,863)    $    (1,614)      $   (119,568)
                                      ============     ==========    ==========     ===========       ============


NET (LOSS) PER COMMON SHARE           $       (.08)    $     (.19)   $     (.03)    $      (.02)
                                      ============     ==========    ==========     ===========

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                            116,666         88,447        66,666         66,666
                                      =============    ===========   ===========    ===========

                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS







                                     THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM FEBRUARY 28, 1989 (INCEPTION)
                                               TO DECEMBER 31, 1996

                                                                                 (Deficit)
                                                                                Accumulated
                                                  Common Stock                   During the
                                               -----------------   Contributed   Development
                                               Shares     Amount      Capital      Stage        Total
                                               ------     ------      -------      -----        -----

Balances, February 28, 1989                  $    --     $    --     $    --     $    --      $    --

Issuance of stock to insiders
   on March 7, 1989
   at $.30 per share                            33,333      10,000        --          --         10,000

Net income December 31, 1989                      --          --          --          --           --
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1989                     33,333      10,000        --          --         10,000

Issuance of stock during public
   offering for $3.00
   per share, net of offering
   costs of $27,270                             33,333      72,730        --           --         72,730

Net (loss) December 31, 1990                      --          --          --       (84,159)     (84,159)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1990                     66,666      82,730        --       (84,159)      (1,429)

Net (loss) December 31, 1991                      --          --          --        (3,416)      (3,416)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1991                     66,666      82,730        --       (87,575)      (4,845)

Net (loss) December 31, 1992                      --          --          --        (2,713)      (2,713)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1992                     66,666      82,730        --       (90,288)      (7,558)

Net (loss) December 31, 1993                      --          --          --        (1,614)      (1,614)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1993                     66,666      82,730        --       (91,902)      (9,172)

Net (loss) December 31, 1994                      --          --          --        (1,863)      (1,863)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1994                     66,666      82,730        --       (93,765)     (11,035)

Issuance of stock for services
   rendered at $.03 per share                   50,000       1,500        --          --          1,500

Contributed capital                               --          --        24,842        --         24,842

Net (loss) December 31, 1995                      --          --          --       (16,735)     (16,735)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1995                    116,666      84,230      24,842    (110,500)      (1,428)

Net (loss) December 31, 1996                      --          --          --        (9,068)      (9,068)
                                             ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1996                    116,666   $  84,230   $  24,842   $(119,568)   $ (10,496)
                                             =========   =========   =========    =========    =========

                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                                        F-5



                                       THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS



                                                                                                             Cumulative from
                                                                     For the Years Ended                     February 28, 1989
                                                                       December 31,                         (Inception to)
                                               ---------------------------------------------------------      December 31,
                                                 1996             1995           1994            1993            1996
                                               ---------       ---------       ---------       ---------       ---------

CASH FLOWS (TO) OPERATING ACTIVITIES:
     Net (loss) from operations                $  (9,068)      $ (16,735)      $  (1,863)      $  (1,614)      $(119,568)
     Adjustments to reconcile
          net (loss) to net cash
               used by operating
              activities:
          Amortization                              --              --               150             150             750
          Changes in:
               Accounts payable                    9,068          (8,107)          1,713           1,464          11,996
                                               ---------       ---------       ---------       ---------       ---------

               Net Cash (Used) by
                    Operating Activities            --           (24,842)           --              --          (106,822)
                                               ---------       ---------       ---------       ---------       ---------

CASH FLOWS (TO) INVESTING ACTIVITIES:
     (Increase) in organization costs               --              --              --              --              (750)
                                               ---------       ---------       ---------       ---------       ---------

               Net Cash (Used) by
                    Investing Activities            --              --              --              --              (750)
                                               ---------       ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
          stock to insiders                         --              --              --              --            10,000
     Proceeds from issuance of common
          stock to the public                       --              --              --              --           100,000
     Payment of offering costs from
          issuance of common stock to
               the public                           --              --              --              --           (27,270)
     Contributed capital                            --            24,842            --              --            24,842
                                               ---------       ---------       ---------       ---------       ---------

               Net Cash Provided by
                    Financing Activities            --            24,842            --              --           107,572
                                               ---------       ---------       ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH                     --              --              --              --              --

CASH, beginning of period                           --              --              --              --              --
                                               ---------       ---------       ---------       ---------       ---------

CASH, end of period                            $    --         $    --         $    --         $    --         $    --
                                               =========       =========       =========       =========       =========







                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                    THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                           ===========================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------
The Ohio and Southwestern Energy Company (OSEC) (the Company) (also known as Jefferson Capital Corporation or JEFFCO), a development stage company, was organized under the laws of the State of Colorado on February 28, 1989. The Company is in the development stage as defined in Financial Standards Board Statement No. 7.

Effective June 13, 1990, JEFFCO entered into a merger agreement with OSEC. JEFFCO issued 80,000,000 (pre-split) shares of its common stock in exchange for all of the outstanding shares of OSEC. After the exchange of shares, OSEC's sole shareholder, Members Service Corporation (MSC), owned 80% of the Company's issued and outstanding common stock. The name of the surviving corporation became Ohio & Southwestern Energy Company (OSEC).

The minority shareholders filed a complaint during April, 1991 alleging among other things that the majority shareholder, MSC, failed to disclose the distribution of corporate funds, failed to account for the operations of the corporation and transferred assets of the corporation without stockholder or board meetings.

On August 28, 1991, a Receiver was appointed and the court ordered that the 80,000,000 (pre-split) shares of common stock issued to MSC be cancelled. On January 12, 1995, the minority shareholders filed a motion for supplemental orders requesting that the merger between JEFFCO and OSEC be declared null and void and a bar date of April 15, 1995 be set within which any and all creditors must file a claim.

On May 23, 1995, the Receiver issued his final report stating that no claims of creditors had been filed by the bar date. The Receiver incurred $36,395 in costs during receivership. Certain of the costs had been advanced by the Receiver in the expectation of issuance of shares of common stock by the Board of Directors after the dismissal of the Receivership.

On June 21, 1995, the court ordered the merger agreement null and void, approved the Receiver's final report and restored the name of the Company to Jefferson Capital Corporation. The Company decided its name would remain The Ohio and Southwestern Energy Company.

Going Concern
-------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations.

                    THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                           ===========================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate a merger candidate, and ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes
------------
Effective January 1, 1990, the Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and may be written off over a 60-month period. The Company is not in business at this date. Therefore, $119,568 of net losses incurred to date have not been deducted for tax purposes and represent a deferred tax asset at this date. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

Income (Loss) Per Share
-----------------------
Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Dilutive common stock equivalents consist of stock warrants. In loss periods, dilutive common stock equivalent shares are excluded as the effect would be antidilutive.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

During March 1989, the Company sold 33,333 units of no par value common stock to its officers, directors and private investors. The offering price for each unit was $.30. Each unit consisted of one share of the Company's no par value common stock and 25 common stock purchase warrants. Each warrant enables its holder to purchase one share of restricted common stock at $4.20 per share for a period of 24 months commencing with the effective date of the prospectus (October 30, 1989). The Company received $10,000 in proceeds from the sale of common stock to its officers, directors and private investors.

On July 25, 1995, the Company issued 50,000 shares of common stock for $.03 per share to seven unrelated parties for legal and consulting services rendered.

                    THE OHIO AND SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                           ===========================

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

On January 4, 1990, the Company sold 33,333 units of no par value common stock in a public offering. The offering price for each unit was $3.00. Each unit consisted of one share of the Company's no par value common stock and 25 Class A Common Stock Redeemable Purchase Warrants (Class A Warrants). The Class A
Warrants are exercisable for 24 months from the effective date of the registration statement (October 30, 1989) and entitle the holder thereof to purchase 25 shares of common stock at a price of $4.20 per share. The Company received $72,730, net of offering costs, from the sale of common stock in the public offering. All warrants have expired unexercised.

On September 26, 1995, the Board of Directors approved a one for 300 share reverse split. All financial information and per share data have been restated to reflect this event.

NOTE 3 - RELATED PARTY TRANSACTIONS

Former legal counsel for the Company was also a stockholder. Total legal fees during 1990 were $650.

The Company borrowed $363 from its president/stockholder during December 1989. These funds were repaid in January 1990.

The Company is not being charged office rental for space provided by its former president. Such amounts would be nominal.

NOTE 4 - EXTRAORDINARY ITEM

The former majority stockholder, MSC, failed to disclose to the minority stockholders the distribution of corporate funds during the year ended 1990. The Company recorded an extraordinary loss in the amount of $69,116 as a result of the unauthorized distribution of corporate funds (see Note 1).

NOTE 5 - SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS FOR NON-CASH FINANCING ACTIVITIES

The Company issued 50,000 shares of common stock with a value of $1,500 for legal and consulting services rendered.

NOTE 6 - SUBSEQUENT EVENTS

On March 20, 1997, the Company received $21,300 for 2,000,000 subscribed shares of common stock. The proceeds were designated to pay outstanding transfer agent, legal, accounting and miscellaneous bills.