Form 10KSB
period 1996-12-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1997-10-10
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KS B
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-96
                         Commission file number 33-28188

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

           Securities registered pursuant to Section 12(b) ofthe Act:

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

                               Yes          No   X
                                   -----       -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
X
                  ---
State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                            Yes            X     No
                       -----             -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1996: 116,666.

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

Item 3. Legal Proceedings
        -----------------

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1996.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

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

     As of December 31, 1996 there were 42 record holders of the Company's common Stock.

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

        Liquidity
        ---------

     The Company had no cash at December 31, 1996.

     The Company ceased active operations in 1991 and has no business at the present time. It anticipates seeking acquisition or merger candidates in the future.

     During the course of the fiscal year ended December 31, 1996, the Company's outstanding debt level increased to $10,496 from $1,428 in fiscal year ended December 31, 1995. This increase was due to administrative costs relating to company's public status, legal and accounting.

     Stockholders deficit increased to ($10,496) at December 31, 1996 compared to ($1,428) at December 31, 1995.

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

        Results of Operations
        ---------------------

     During the fiscal year ended December 31, 1996, the Company incurred general and administrative expenses, which also were incurred in 1995. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.


     Comparison of year Ended December 31, 1996 to year Ended December 31, 1995. The Company ceased operations in June 1991, and has had no revenues or sales of any type.

     General and administrative expenses for the years ended December 31, 1996 and 1995 were $9,068 and $16,734 respectively.

     The operating losses for years ended December 31, 1996 and 1994 were ($9,068) and ($16,734) respectively. The net loss for year ended December 31, 1996 was ($9,068). For year ended December 31, 1995, the net loss was ($16,734).

     Loss per share for year ended December 31, 1996 was ($.08) per share, compared to approximately ($.19) per share for year ended December 31, 1995.

     The management of the Company does not believe that inflation has had any material effect on the Company during the year ended December 31, 1994.

Item 7. Financial Statements and Supplementary Data
        -------------------------------------------

        Please refer to pages F-1 through F-10.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure
        -------------------------------------------------------------------

        NONE


                                    PART III

Item 9. Directors and Executive Officers of the Registrant and Compliance with
        Section 16(a)
        -----------------------------------------------------------------------

     The directors and executive officers of the Company as of December 31, 1996 are as follows:

          Name                    Age              Position
          ----                    ---              --------

     Kevin D. Geiss                33          President, Director
     Ernest A. Teed                59          Vice President, Director
     Jimmy A. McKinnon             49          Secretary, Treasurer, Director

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

Item 10. Executive Compensation
         ----------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.


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

                                     PART IV
                                     -------

Item 14. Exhibits and Reports on Form 8-K
         --------------------------------

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


                                      THE OHIO & SOUTHWESTERN ENERGY CO.
                                      ----------------------------------
                                      (Registrant)

Date: October 7, 1997
      ----------------

                                       /s/ Kevin D. Geiss
                                       -----------------------------------------
                                       President, Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       THE OHIO & SOUTHWESTERN ENERGY CO.
                                       ----------------------------------
                                       (Registrant)

Date: October 7, 1997
      ---------------
                                        /s/ Kevin D. Geiss
                                        ---------------------------------------
                                        Director

                                        /s/ Ernest A. Teed
                                        ---------------------------------------
                                        Director

                                        /s/ Jimmy A. McKinnon
                                        ---------------------------------------
                                        Director

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