Form 10QSB
period 1997-03-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1997-11-20
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
March 31, 1997                                            33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Colorado                                 84-1116458
               --------                                 ----------
       (State of incorporation)                      (I.R.S. Employer
                                                    Identification No.)

                7535 E. Hampden Ave., Ste. 600, Denver, CO 80231
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          116,666 as of March 31, 1997

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                              March 31,        December 31,
                                                1997              1996
                                              --------          --------



Current Assets:

Cash and cash equivalents                        $0                  $0

Total current assets                             $0                  $0

                                         ---------------------------------

TOTAL ASSETS                                     $0                  $0
                                         =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

Accounts payable                            $10,496             $10,496

Accounts payable, related parties                $0                  $0
                                         ---------------------------------
Total current liabilities                    10,496              10,496
                                         ---------------------------------



Stockholder's equity:

Common stock, $0.0001 stated                 84,230              84,230
value (Note C) Authorized
100,000,000 shares Issued and
outstanding 116,666 shares

Preferred stock, no par value,
100,000,000 shares authorized, no
shares outstanding

Contributed capital                          24,842              24,842

Retained Earnings (deficit)                (119,568)           (119,568)
                                        ----------------------------------
Total Stockholders' equity                  $10,496             $10,496
                                        ----------------------------------

TOTAL LIABILITIES & STOCKHOLDERS'                $0                  $0
EQUITY
                                        ==================================



    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                           Three Months           Three Months
                                          Ending March 31,      Ending March 31,
                                               1997                   1996
                                          ----------------      ----------------

Revenue & interest                                 $0                    $0

Expenses, general                                  $0                $3,023
and administrative

Provision for income                              --                    --
taxes
                                           ---------------      ----------------
Net income (loss)                                 ($0)              $(3,023)
for period
                                           ===============      ================
Net income (loss)                                 $(-)                $(.03)
per share
                                           ===============      ================

Weighted average                              116,666               116,666
number of common
shares






    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                          Three Months          Three Months
                                             Ending                Ending
                                            March 31,             March 31,
                                              1997                  1996
                                         -------------         -------------

Cash flows from
operating activities:

Net income (loss)                                $0              ($3,023)



Adjustments to
reconcile net income
(loss) to net cash
provided (used) by
operating activities:

Amortization                                     $0                   $0

Rent                                             $0                   $0

Changes in:

Accounts payable                                 $0               $3,023

Accounts payable -                               $0                   $0
related parties

                                         -------------         -------------

Cash provided (used) by                          $0                   $0
operating activities
                                         =============         =============


Cash at beginning of                             $0                   $0
period
                                         =============         =============


Cash at end of period                            $0                   $0
                                         =============         =============




    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

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

The minority shareholders filed a complaint during April, 1991 alleging among other things that the majority shareholder, MSC, failed to disclose the distribution of corporate funds, failed to account for the operations of the corporation and transferred assets of the corporation without stockholder or board meetings.
(See Note 5)

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

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate a merger candidate and ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Organization Costs
------------------

Organization costs are being amortized over a 60-month period using the straight-line method.

Income Taxes
------------

Effective January 1, 1990 the Company adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No.
109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and may be written off over a 60-month period. The Company is not in business at this date. Therefore $93,765 of net losses incurred to date have not been deducted for tax purposes and represent a deferred tax asset at this date. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.

Income (Loss) Per Share
-----------------------

Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Dilutive common stock equivalents consist of stock warrants. In loss periods dilutive common stock equivalent shares are excluded as the effect would be antidilutive.

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

On January 4, 1990, the Company sold 10,000,000 units of no par value common stock in a public offering. The offering price for each unit was $.01. Each unit consisted of one share of the Company's no par value common stock and 25 Class A Common Stock Redeemable Purchase Warrants (Class A Warrants). The Class A
Warrants are exercisable for 24 months from the effective date of the registration statement (October 30, 1989) and entitled the holder thereof to purchase 25 shares of common stock at a price of $.01 per share. The Company received $72,730, net of offering costs, from the sale of common stock in the public offering.

All warrants have expired unissued.

In September 1995 the Board of Directors authorized a 1 for 300 reverse stock split of its common stock, after a shareholders vote.

On August 7, 1995, the Company issued 15 million (150,000 post- split) shares of common stock valued at $15,000 to seven unrelated entities who performed services for the Company during the Receivership.

NOTE 3 - RELATED PARTY TRANSACTION

Outside  legal counsel for the Company is also a  stockholder.

The Company is not being charged office rental for space provided by its president. Such amounts would be nominal.

NOTE 4 - EXTRAORDINARY ITEM

The majority stockholder, MSC, failed to disclose to the minority stockholders the distribution of corporate funds during the year ended 1990. The Company recorded an extraordinary loss in the amount of $69,116 as a result of the unauthorized distribution of corporate funds. (See Note 1)

ITEM 2. MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS
---------------------

The Company had experienced expenses for the three month period of $0 in 1997 and $3,023 in 1996. The Company had no revenues for the period totaled in 1996 or 1997. The Company recorded no income for the period in 1997 but had a net loss of ($3,023) in the same period 1996. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     None

ITEM 2. CHANGES IN SECURITIES
-----------------------------

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None

ITEM 5. OTHER INFORMATION
-------------------------

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     No reports on Form 8-K were made for the period for which this report is filed.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE OHIO AND SOUTHWESTERN ENERGY COMPANY



Date: November 13, 1997                 /s/ Kevin D. Geiss
                                        ----------------------------------------
                                        President