Form 10QSB
period 1997-06-30
OHIO & SOUTHWESTERN ENERGY CO
filed 1997-11-20
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
June 30, 1997                                             33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                             84-1116458
                  --------                             ----------
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

                           116,666 as of June 30, 1997

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                                  June 30,         December 31,
                                                    1997              1996
                                                -----------        -----------

Current Assets:

Cash and cash equivalents                            $0                 $0

Total current assets                                 $0                 $0

                                            ----------------------------------

TOTAL ASSETS                                         $0                 $0
                                            ==================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

Accounts payable                                $10,496            $10,496

Accounts payable, related parties                    $0                 $0
                                            ----------------------------------

Total current liabilities                       $10,496            $10,496
                                            ----------------------------------


Stockholder's equity:

Common stock, $0.01 stated value                 84,230             84,230
(Note C) Authorized 100,000,000
shares Issued and outstanding
116,666 shares

Preferred stock, no par value,
100,000,000 shares authorized, no
shares outstanding

Contributed capital                              24,842             24,842

Retained Earnings (deficit)                    (119,568)          (119,568)
                                            ----------------------------------

Total Stockholders' equity                     ($10,496)          ($10,496)
                                            ----------------------------------

TOTAL LIABILITIES & STOCKHOLDERS'                    $0                 $0
EQUITY
                                            ==================================



    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)

                             Three months ending           Six months ending
                                   June 30                      June 30,
                                   -------                      --------
                             1997           1996           1997         1996
                             ----           ----           ----         ----



Revenue & interest               $0           $0           $0             $0
                            ---------------------------------------------------
Expenses, general                $0       $3,023           $0         $6,046
and administrative

Provision for income            --           --            --            --
taxes
                            ---------------------------------------------------
Net income (loss)                $0      $(3,023)          $0        ($6,046)
for period
                            ===================================================
Net income (loss)               $(-)       $(.03)         $(-)         $(.05)
per share
                            ===================================================
Weighted average            116,666      116,666      116,666        116,666
number of common
shares








    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                               STATEMENT OF CASH FLOWS
                                     (unaudited)


                             Three       Three             Six          Six
                             Months      Months            Months       Months
                             Ending      Ending            Ending       Ending
                             June 30,    June 30,          June 30,     June 30,
                             1997        1996              1997         1997
                            ----------------------        ----------------------
Cash flows from
operating activities:

Net income (loss)               $0     ($3,023)              $0       ($6,046)


Adjustments to
reconcile net income
(loss) to net cash
provided (used) by
operating activities:

Amortization                    $0          $0                $0           $0

Rent                            $0          $0                $0           $0

Changes in:

Accounts payable                $0          $0                $0       $6,046

Accounts payable -              $0          $0                $0           $0
related parties

                           ----------------------         ----------------------
Cash provided (used)            $0          $0                $0           $0
by operating
activities
                           ======================         ======================

Cash at beginning of            $0          $0                $0           $0
period
                           ======================         ======================

Cash at end of period           $0          $0                $0           $0
                           ======================         ======================





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


NOTE 3 - RELATED PARTY TRANSACTION

Outside legal counsel is also a shareholder.

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

ITEM 2. MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 1997
----------------------------------------------------------------

The Company had no operating expenses for the three month period compared to ($3,023) in 1996. There were no revenues for the period in the 1996 or 1997 period. The Company recorded a net loss of $0 for the period in 1997 and ($3,023) in the 1996 period. The Company losses may continue until income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period and $10,496 in current liabilities. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
------------------------------------------------------------------

The Company had no revenues for the period in 1996 or 1997. The Company incurred general and administrative expenses of $0 for the period in 1997 and $6,046 in 1996. The net income for the six month period was $0 in 1997 and ($6,046) in 1996.

                           PART II - OTHER INFORMATION

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