Form 10QSB
period 1997-09-30
OHIO & SOUTHWESTERN ENERGY CO
filed 1997-11-20
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
September 30, 1997                                               33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                                84-1116458
                  --------                                ----------
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

                       2,116,666 as of September 30, 1997

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                             September              December 31,
                                             30, 1997                  1997
                                           -------------          -------------
Current Assets:

Cash and cash equivalents                          $0                     $0

Total current assets                               $0                     $0

                                           -------------          -------------

TOTAL ASSETS                                       $0                     $0
                                           =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

Accounts payable                              $10,496                $10,496

Accounts payable, related parties                  $0                     $0
                                           -------------          -------------

Total current liabilities                     $10,491                $10,496
                                           -------------          -------------

Stockholder's equity:

Common stock, $0.01 stated value               84,230                 84,230
(Note C) Authorized 100,000,000
shares Issued and outstanding
2,116,666 shares

Preferred stock, no par value,
100,000,000 shares authorized, no
shares outstanding

Contributed capital                            46,742                 24,842

Retained Earnings (deficit)                  (141,468)              (119,568)
                                           -------------          -------------

Total Stockholders' equity                   ($10,496)              ($10,496)
                                           -------------          -------------

TOTAL LIABILITIES & STOCKHOLDERS'                  $0                     $0
EQUITY
                                           =============          =============



    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)

                          Three months ending          Nine months ending
                              September 30                 September 30,
                              ------------                 -------------
                          1997          1996           1997             1996
                          ----          ----           ----             ----

Revenue & interest           $0            $0              $0              $0
                       -------------------------------------------------------

Expenses, general       $21,900        $3,022         $21,900          $9,068
and administrative

Provision for income        --            --              --              --
taxes
                      --------------------------------------------------------

Net income (loss)      ($21,900)      ($3,022)       ($21,900)        ($9,068)
for period
                      ========================================================

Net income (loss)         $(.19)        $(.03)          $(.19)          $(.08)
per share
                      ========================================================

Weighted average        705,555       116,666         235,185         116,666
number of common
shares








    The accompanying notes are an integral part of the financial statements.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                         Three          Three            Nine          Nine
                         Months         Months           Months        Months
                         Ending         Ending           Ending        Ending
                         September      September        September     September
                         30, 1997       30, 1996         30, 1997      30, 1996
                         ------------------------       ------------------------
Cash flows from
operating
activities:

Net income (loss)         ($21,900)           $0          ($21,900)     $(9,068)

Adjustments to
reconcile net income
(loss) to net cash
provided (used) by
operating
activities:

Amortization                    $0            $0                $0           $0

Rent                            $0            $0                $0           $0

Changes in:

Accounts payable           $10,496        $3,022          *$10,496      $(9,068)

Accounts payable -              $0            $0                $0           $0
related parties
                           ----------------------         ----------------------
Cash provided (used)            $0            $0                $0           $0
by operating
activities
                           ======================         ======================

Cash at beginning of       $(21,900)          $0                $0           $0
period
                           ======================         ======================

Contributed Capital          21,900            0             21,900           0

Cash at end of                   $0           $0                 $0          $0
period
                           ======================         ======================

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



ITEM 2. MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997
---------------------------------------------------------------------

The Company had expenses for the three month period of $21,900 for 1997 as compared to $3,022 in expenses in the 1996 period. There were no revenues for the period in 1997 or 1996. The Company recorded a net loss of ($21,900) for the period in 1997 and a net loss of ($3,022) in the 1996 period. The Company losses may continue until income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had inadequate cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans, or make private placements of stock.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------

The Company had no revenues for the nine month period in either 1996 or 1997. The Company had general and administrative expenses in 1996 of $9,068 resulting in a net loss of ($9,068) for the period. In the 1997 nine month period, the Company had $21,900 in general and administrative expenses and a net loss of ($21,900).

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

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None

ITEM 5. OTHER INFORMATION
-------------------------

     The Company issued 2 million common shares to Exchange Place Partners LLC for cash consideration of $21,900. Such shares constitute 94.4% of the total outstanding stock of the Company.

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