Form 10KSB
period 1997-12-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1998-06-04
CIK 53320

SECURITIES EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the fiscal year ended 12-31-97
                 Commission file number 33-28188

             THE OHIO & SOUTHWESTERN ENERGY COMPANY
     (Exact name of registrant as specified in its charter)

               Colorado                  84-1116458
        (State of incorporation)        (I.R.S. Employer
                                        Identification No.)

        10200 W. 44th Ave., #400, Wheat Ridge, CO  80033
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

                      Yes  X       No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.      X

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

               ______ Yes     ___x____ No

Aggregate market value of the voting stock held by
non-affiliates of the registrant as of December 31,
1997:  $0


Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1997:
2,116,695.

                       PART 1

Item 1.   Business

     Jefferson Capital Corporation (the Company), a development stage company, was organized under the laws of the State of Colorado on February
     28, 1989. The Company is in the development stage as defined in Financial Standards Board
     Statement No. 7.

     On January 4, 1990, the Company sold 10,000,000 units of no par value common stock in a "Blind Pool" public offering. The offering price for each unit was $.01.
     Each unit consisted of one share of the Company's no par value common stock and 25 Class A Common Stock Redeemable Purchase Warrants (Class A Warrants). The Class A Warrants are exercisable for 24 months from the effective date of the regitration statement (October 30, 1989) and entitled the holder thereof to purchase 25 shares of common stock at a price of $.014 per share. The Company received $72,730, net of offering costs, from the sale of common stock in the public offering.

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

     On June 21, 1995, the Court ordered the merger null and void, approved the Receiver's final report and authorized the restoration of the name of the Company to Jefferson Capital Corporation. The Board has elected to retain the existing name for consistency. The Company engaged in no foreign operations or export sales to date, has no product and has no full-time employees at year end.

     On August 30, 1995 the shareholders of the company voted to approve a reverse split of up to one new share for 300 shares outstanding. On September 25, 1995, the directors effectuated a reverse split on a one for 300 shares basis.

     The Company was inactive in 1997 and presently does not participate in any industry segment. The Company had no revenues, or operating profits or identifiable assets in 1997 other than nominal cash.

     The Company is currently seeking acquisition or merger candidates with which it would seek to enter into a share exchange reorganization.

Item 2.   Property

     The  Company does not have any formal offices  at  year
     end.  Records are maintained and mail received at 10200
     W.  44th  Ave.,  #400,  Wheat Ridge,  CO   80033.   The
     company owns no property.

Item 3.   Legal Proceedings

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1997.

Item 4.   Submission  of Matters to a Vote of  Security
          Holders

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                              PART II

Item 5.   Market  for  Registrant's  Common  Equity  and  Related
          Stockholder Matters

     As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                  1997             High      Low

               First quarter       *         *
               Second quarter      *         *
               Third quarter       *         *
               Fourth quarter      *         *

                  1996             High      Low
               First quarter       *         *
               Second quarter      *         *
               Third quarter       *         *
               Fourth quarter      *         *


             * No quotations reported

     The   above  quotations  reflect  inter-dealer  prices,
     without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1997 there were 46 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.   Management's  Discussion  and   Analysis   of
          Financial Condition and Results of Operations

          Financial  Condition  and  Changes  in Financial
          Condition

     No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital and only minimal cash, and no other assets whatsoever. The Company at year end was totally illiquid and would have needed cash infusions from shareholders to provide capital.

          Liquidity

     The Company had cash in the amount of $212 at December 31, 1997.

     The  Company  ceased active operations in 1991  and  has  no
     business  at  the  present  time.   It  anticipates  seeking
     acquisition or merger candidates in the future.

     During the course of the fiscal year ended December 31, 1997, the Company's outstanding debt level increased to $11,069 from $10,496 in fiscal year ended December 31, 1996. This increase was due to costs relating to company's public status, and legal and accounting.

     Stockholders deficit decreased to ($10,857) at December 31, 1997 compared to ($10,496) at December 31, 1996.

          Capital Resources

     None.  The Company currently has no capital resources.

     The Company has no other known material commitments for capital expenditures. The Company has no additional plans, agreements, or commitments concerning any transaction which would require the Company to use a significant amount of capital.

          Results of Operations

     During the fiscal year ended December 31, 1997, the Company incurred general and administrative expenses and consulting fees. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

     Comparison  of  year Ended December 31, 1997 to  year  Ended
     December  31, 1996.  The Company ceased operations  in  June
     1991, and has had no revenues or sales of any type since then.

     General  and  administrative expenses for  the  years  ended
     December   31,  1997  and  1996  were  $22,261  and   $9,068
     respectively.

     The operating losses for years ended December 31, 1997 and 1996 were ($22,261) and ($9,068), respectively. The net loss for year ended December 31, 1997 was ($22,261). For year ended December 31, 1996, the net loss was ($9,068).

     Loss  per share for year ended December 31, 1997 was  ($.01)
     per share, compared to approximately ($.08) per share for year ended December 31, 1996.

     The   management  of  the  Company  does  not  believe  that
     inflation has had any material effect on the Company during the year ended December 31, 1997.


Item 7.   Financial Statements and Supplementary Data

          Please refer to pages F-1 through F-10.

Item 8.   Changes  in  and Disagreements on  Accounting and
          Financial Disclosure

          NONE


                             PART III

Item 9.   Directors  and  Executive  Officers  of   the
          Registrant and Compliance with Section 16(a)

      The directors and executive officers of the Company as of December 31, 1997 are as follows:

          Name             Age          Position

Robert Kropf             37        President, Director

Paul Adams               36        Secretary, Treasurer, Director

Kevin D. Geiss           35        Director

      The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.


       Robert  Kropf,  President  and  Director  of  The  Ohio  &
Southwestern Energy Company since 1996. Mr. Kropf was owner and operator of the Dinner and Bingo Club in Salt Lake City, Utah from 1995 until 1998.

     Paul Adams, is Secretary, Treasurer and Director of The Ohio & Southwestern Energy Company and was appointed in summer of 1997. He has served as President of Big Water Tackle of Salt Lake City, Utah since 1993. Currently he is President of Tubes and Tails and has been since fall 1997.

     Kevin D. Geiss, received his BA in Business Administration from the University of Northern Colorado in December of 1985. Upon graduation, Mr. Geiss spent two years as a regional marketing director with Dynavex, Inc. a manufacturer of oxygen related equipment. Currently Mr. Geiss owns and operates an insurance agency affiliated with the Farmers Insurance Group of Companies in Denver. Mr. Geiss also served as a Vice President, Treasurer and Director of ANCR, Inc., a public "Blank Check" company formed in Colorado in 1985. Mr. Geiss resigned from that company as part of a reverse acquisition transaction in October of 1987. Mr. Geiss was a founding Director of Registrant, who resigned in 1990, but was re-elected by shareholders in 1995.

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

Item 10.  Executive Compensation

      The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1997 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

      The Company does not have any employee incentive stock option plans.

      There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retire-ment or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Item 11.  Security   Ownership  of  Certain  Beneficial
          Owners and Management

      The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.

      Stock        Names and Address       Beneficial     Percent
  Title of Class   of Beneficial Owner     Ownership      of Class

Common           Robert Kropf                   0              0%
                 President & Director
                 c/o 4505 S. Wasatch Blvd.
                 Suite #330
                 Salt Lake City, UT 84124

Common           Paul Adams                      200,000        9.4%
                 Secretary, Treasurer & Dir.
                 (through beneficial
                 ownership of Big Water Tackle)
                 124 W. Burton Ave.
                 Salt Lake City, UT

Common           Kevin D. Geiss                  5,833          .2%
                 Director
                 999 18th, #212
                 Denver, CO  80202

Common           GeoTech Management Services     1,300,000      61.4%
                 c/o 4505 S. Wasatch Blvd.
                 Suite #330
                 Salt Lake City, UT  84124
                 (Beneficially owned by Ken Carol
                 10 Donald Street
                 Winnipeg, MB  R3C 1L5)

Common           Big Water Tackle                200,000        9.4%
                 (Beneficially Paul Adams,
                 an officer and director)
                 124 W. Burton Avenue
                 Salt Lake City, UT

Common           Dora Mower                      200,000        9.4%
                 1883 S. 900 East
                 Salt Lake City, UT

Common           Wayne Mower                     150,000        7%
                 2700 W. 7461 S.
                 Salt Lake City, UT

Common           Edward B. Wilson                150,000        7%
                 8th S. 350 Palamino
                 Naperville, IL

Officers and Directors as a group                205,833        9.6%

Item 12.  Certain Relationships and Related Transactions

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

      On June 21, 1995, the Court ordered the merger null and void, approved the Receiver's final report and authorized the restoration of the name of the Company to Jefferson Capital Corporation. The Board elected not to do so for consistency.

      On July 25, 1995, the Company issued 50,000 shares (adjusted for a one for 300 reverse split of common stock) for $.03 per share to seven unrelated parties for legal and consulting services rendered.

       In   April  1997,  the  Company  paid  Robert  Beaton,   a
shareholder, $10,000 for consulting services rendered,  and  paid
M.A. Littman, a shareholder, $5,000 for legal services rendered.

       In 1997, the Company issued 2 million common shares to certain persons and entities for cash consideration of $21,900. Such shares constitute 94.4% of the total outstanding stock of the Company. Big Water Tackle (Beneficially Paul Adams) received 200,000 shares. GeoTech Management Services received 1,300,000 shares (61.4% of the company).

Item 13.  Disagreements   with  Accountants  on  Accounting   and
          Financial Disclosure

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

                              PART IV

Item 14.  Exhibits and Reports on Form 8-K

          The  following documents are  filed  as
          part of this report:

          1.   Reports on Form 8-K: None
          2.   Exhibits:

                                             Form 10-K
Regulation                                   Consecutive
S-K Number               Exhibit             Page Number

3.1       Articles of Incorporation               *
3.3       Bylaws                                  *
24.2      Court Order dated August 23, 1991       **
24.3      Court Order dated June 21, 1995         **

 *Incorporated by reference to SEC filing #33-28188.
**Incorporated by reference to 10-KS B Report for 12/31/94 period.



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE OHIO & SOUTHWESTERN ENERGY CO.
                         (Registrant)

Date: June 1, 1998

                          /s/Robert Kropf
                         Robert Kropf, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                   (Registrant)
Date: June 1, 1998

                                   /s/Robert Kropf
                                   Robert Kropf, Director

                                   /s/Paul Adams
                                   Paul Adams, Director

                                   /s/Kevin D. Geiss
                                   Kevin D. Geiss, Director

                  INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Independent Auditors' Report                                        F-2

Financial Statements:

  Balance Sheet                                                     F-3

  Statements of Operations                                          F-4

  Statements of Changes in Stockholders' Equity (Deficit)           F-5

  Statements of Cash Flows                                          F-6

Notes to Financial Statements                                       F-7

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Ohio & Southwestern Energy Company
Denver, Colorado


We have audited the accompanying balance sheet of The Ohio & Southwestern Energy Company (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997 and cumulative from February 28, 1989 (inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ohio & Southwestern Energy Company as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and cumulative from February 28, 1989 (inception), in conformity with generally accepted accounting principles.

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


Denver, Colorado
April 16, 1998
                                 F-2

                  THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     (A Development Stage Company)
                            BALANCE SHEET
                          DECEMBER 31, 1997




                                ASSETS

CURRENT ASSETS, Cash                                     $      212

                                                         $      212

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES, Accounts payable, shareholder       $   11,069


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred stock, $.01 par value, 100,000 shares
    authorized, none issued and outstanding
  Common stock, no par value, 10,000,000 shares
    authorized, 2,116,695 shares  issued and
        outstanding                                         105,530
  Contributed capital                                        25,442
  (Deficit accumulated during the development stage        (141,829)

          Total Stockholders' Equity (Deficit)              (10,857)

                                                          $     212


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

[CAPTION]

                 THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS


                                                                 Cumulative
                                                                    from
                                                                February 28,
                                                                    1989
                                                                (Inception)
                                     For the Years Ended             to
                                         December 31,           December 31,
                                       1997           1996          1997

REVENUE                             $       -     $       -       $       -


COSTS AND EXPENSES:
  Amortization                              -             -             750
  General and administrative           22,261         9,068          71,963

          Total Costs and Expenses     22,261         9,068          72,713


(LOSS) BEFORE EXTRAORDINARY ITEM      (22,261)       (9,068)        (72,713)


EXTRAORDINARY ITEM, UNAUTHORIZED
DISTRIBUTION                                -             -          69,116


NET (LOSS)                          $ (22,261)    $  (9,068)      $(141,829)


NET (LOSS) PER COMMON SHARE - BASIC $    (.01)    $    (.08)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                  1,683,818       116,695

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

[CAPTION]

                 THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     (A Development Stage Company)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD FROM FEBRUARY 28, 1989 (INCEPTION)
                         TO DECEMBER 31, 1997


                                                          (Deficit)
                                                          Accumulated
                                                          During the
                          Common Stock       Contributed  Development
                        Shares      Amount   Capital      Stage        Total

Balances, February             -  $      -  $     -   $        -     $       -
28, 1989
 Issuance of stock
 to insiders on
   March 7, 1989 at
   $.30 per share         33,347    10,000        -            -       10,000
 Net (loss)                    -         -        -            -             -

Balances, December
31, 1989                  33,347    10,000        -            -       10,000
 Issuance of stock
 during public
 offering for $3.00
 per share, net of
 offering costs of
 $27,270                  33,348    72,730        -            -       72,730
 Net (loss)                    -         -        -     (84,159)      (84,159)

Balances, December
31, 1990                  66,695    82,730        -     (84,159)       (1,429)
 Net (loss)                    -         -        -      (3,416)       (3,416)

Balances, December
31, 1991                  66,695    82,730        -     (87,575)       (4,845)
 Net (loss)                    -         -        -      (2,713)       (2,713)

Balances, December
31, 1992                  66,695    82,730        -     (90,288)       (7,558)
 Net (loss)                    -         -        -      (1,614)       (1,614)

Balances, December
31, 1993                  66,695    82,730        -     (91,902)       (9,172)
 Net (loss)                    -         -        -      (1,863)       (1,863)

Balances, December
31, 1994                  66,695    82,730        -     (93,765)      (11,035)
 Issuance of stock
 for services
  rendered at $.03
  per share               50,000     1,500        -            -        1,500
 Contributed capital           -         -   24,842            -       24,842
 Net (loss)                    -         -        -     (16,735)      (16,735)

Balances, December
31, 1995                 116,695    84,230   24,842    (110,500)       (1,428)
 Net (loss)                    -         -        -      (9,068)       (9,068)

Balances, December
31, 1996                 116,695    84,230   24,842    (119,568)      (10,496)
 Issuance of shares
 for cash              2,000,000    21,300        -            -       21,300
 Contributed capital           -         -      600            -          600
 Net (loss)                    -         -        -     (22,261)      (22,261)

Balances, December
31, 1997               2,116,695  $105,530  $25,442   $(141,829)     $(10,857)

                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

[CAPTION]

                   THE OHIO & SOUTHWESTERN ENERGY COMPANY
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                                                      from
                                                                  February 28,
                                                                      1989
                                        For the Years Ended      (Inception to)
                                            December 31,           December 31,
                                         1997          1996           1997

CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
  Net (loss) from operations           $(22,261)      $(9,068)       $(141,829)
  Adjustments to reconcile net (loss)
  to net cash used by operating
  activities:
     Amortization                              -             -             750
     Changes in:
       Accounts payable                     573         9,068           12,569
          Net Cash (Used) by Operating
          Activities                    (21,688)             -        (128,510)


CASH FLOWS FROM (TO) INVESTING
ACTIVITIES:
  (Increase) in organization costs             -             -            (750)

          Net Cash (Used) by Investing
          Activities                           -             -            (750)

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
  Proceeds from issuance of common
  stock to insiders                      21,300              -          31,300
  Proceeds from issuance of common
  stock to the public                          -             -         100,000
  Payment of offering costs from
  issuance of common stock to
  the public                                   -             -         (27,270)
  Contributed capital                       600              -          25,442

         Net Cash Provided by Financing
         Activities                      21,900              -         129,472

NET INCREASE IN CASH                        212              -             212

CASH, beginning of period                      -             -                -

CASH, end of period                    $    212       $      -       $     212

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE OHIO & SOUTHWESTERN ENERGY COMPANY
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
The   Ohio   &   Southwestern   Energy Company (OSEC) (the Company)
(formerly   known   as  Jefferson  Capital Corporation or JEFFCO), a
development   stage  company,  was  organized under  the   laws of the
State   of  Colorado  on  February  28, 1989.  The  Company is in the
development stage as defined in Financial Accounting Standards Board Statement No. 7.

Effective  June 13, 1990, JEFFCO entered  into a merger agreement with
OSEC.    JEFFCO  issued  80,000,000  (pre-split)  shares of its common
stock   in  exchange  for  all of  the  outstanding   shares   of OSEC.
After   the   exchange   of  shares, OSEC's   sole shareholder,Members
Service   Corporation  (MSC), owned   80%   of   the   Company's issued
and   outstanding  common stock.   The  name  of  the   surviving
corporation became The Ohio & Southwestern Energy Company.

The   minority   shareholders  filed  a complaint   during   April,   1991
alleging   among   other  things  that  the  majority   shareholder,   MSC,
failed  to  disclose  the  distribution of  corporate  funds,  failed  to
account   for   the   operations   of the  corporation   and   transferred
assets of the corporation without stockholder or board meetings.

On   August   28,   1991,   a  Receiver was  appointed   and   the   court
ordered   that   the  80,000,000  (pre- split)  shares   of   common   stock
issued   to   MSC  be  cancelled.   On January  12,  1995,  the   minority
shareholders   filed   a   motion   for supplemental   orders   requesting
that  the  merger  between  JEFFCO  and OSEC  be  declared  null  and  void and
a  bar  date  of  April    15, 1995 be set  within  which  any  and  all
creditors must file a claim.

On   May   23,   1995,  the  Receiver issued  his  final  report   stating
that  no  claims  of  creditors  had been filed  by  the  bar  date. The
Receiver   incurred   $36,395  in  costs during   receivership.    Certain
of  the  costs  had  been  advanced  by the  Receiver  in  the  expectation of
issuance  of  shares  of    common  stock by  the  Board  of  Directors
after   the  dismissal  of  the Receivership.    On  June  21,  1995, the
court ordered the merger agreement null and void and approved the Receiver's final report.

Going Concern
The   Company's   financial  statements have   been   presented   on the
basis   that   it   is   a   going concern,   which   contemplates  the
realization  of  assets  and  the satisfaction  of  liabilities   in   the
normal   course   of   business.   The Company  is  in   the   development
stage and has not earned any revenues from operations.

               THE OHIO & SOUTHWESTERN ENERGY COMPANY
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The   Company  is  currently  devoting its  efforts  to  locating   merger
candidates.   The  Company's  ability  to continue  as  a  going   concern
is   dependent   upon  its  ability  to develop  additional   sources  of
capital, locate   a   merger candidate, and   ultimately, achieve profitable
operations.   The accompanying  financial  statements do not  include  any adjustments  that might  result  from  the  outcome  of these uncertainties.

Income Taxes
The   Company   uses  the  liability method  of  accounting   for   income
taxes   pursuant  to  Statement  of Financial  Accounting  Standards No. 109.
Under   this  method,  deferred income  taxes  are  recorded  to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For   federal   income  tax  purposes, substantially  all  expenses   must
be   deferred   until  the  Company commences  business  and   then   they
may  be  written  off  over  a 60-month period.  The  Company  is  not  in
business    at   this   date.  Therefore, $141,829  of net losses incurred
to   date   have  not  been deducted  for  tax  purposes and represent   a
deferred   tax  asset.  The   Company  is  providing  a valuation  allowance
in  the  full amount  of  the  deferred  tax   asset since there is no
assurance of future taxable income.

Earnings (Loss) Per Common Share
During   1997  the  Financial  Accounting Standard  Board  (FASB)   issued
Statement   of   Financial   Accounting Standards  No.   128,   "Earnings
per   Share"   (SFAS   128).   SFAS  128 replaced the   calculation  of
primary   and   fully   diluted  earnings per   share   with   basic and
diluted   earnings   per   share.  Basic earnings   (loss)   per   common
share   is   computed   based   upon  the weighted   average   number  of
common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss
periods,   dilutive   common  equivalent shares  are   excluded   as the
effect   would  be  anti-dilutive.   All prior  period  per   share   data
has been restated to reflect the requirements of SFAS    128.

Use of Estimates in the Preparation of Financial Statements
The    preparation    of   financial statements   in conformity    with
generally   accepted   accounting principles  requires    management   to
make   estimates   and  assumptions  that affect  the reported   amounts
of   assets   and   liabilities,  the disclosure  of   contingent   assets
and liabilities  at  the  date  of  the financial  statements  and  the
reported   amounts   of   revenues  and expenses  during   the    reporting
periods.   Actual   results   could differ  from    those   estimates   and
assumptions.

Cash Equivalents
For   purposes   of  reporting  cash flows,  the  Company  considers  all
funds with original maturities of three months or less to be cash equivalents.

             THE OHIO & SOUTHWESTERN ENERGY COMPANY
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
In   June   1997,  the  FASB  issued Statement  of Financial Accounting
Standards  No. 130,  "Reporting Comprehensive  Income"   (SFAS   130),
which  establishes  standards   for reporting and display  of comprehensive
income, its components  and   accumulated balances. Comprehensive  income
is  defined  to include  all  changes in equity except those resulting
from investments by owners  and distributions   to   owners.  Among
other   disclosures,   SFAS 130 requires  that  all items that are required
to    be  recognized   under current  accounting  standards  as components
of  comprehensive income   be   reported  in  a  financial statement  that
is displayed with the same prominence as other financial statements.

Also, in  June  1997,  the FASB issued Statement of  Financial
Accounting   Standards  No.  131, "Disclosures  about Segments  of  an
Enterprise   and   Related  Information" (SFAS  131), which supersedes
Statement of Financial Accounts Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards
for  the  way that   public   companies report information about  operating
segments in  annual financial statements   and   requires   reporting
of  selected   information   about operating   segments  in  interim
financial  statements  issued   to  the public.   It   also   establishes
standards  for disclosures regarding products and   services,  geographic
areas   and major  customers.  SFAS   131   defines  operating  segments
as  components  of   a   company about   which  separate  financial
information  is  available,  that is evaluated   regularly  by the chief
operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131  are  effective for  financial   statements for periods
beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes the adoption of these statements will not have a material impact on the Company's financial statements.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirements Benefits" (SFAS 132) which standardizes the disclosure
requirements for  pensions  and postretirement   benefits   and requires
additional   information on changes  in  the  benefit  obligations
and  fair  values  of  plan  assets that  will   facilitate financial
analysis.  SFAS  132   is    effective for  years   beginning   after
December   15,  1997  and requires comparative   information  for  earlier
years  to  be   restated,   unless such   information   is   not  readily
available.   Management   believes the   adoption  of  this  statement  will
have  no   material  impact  on the Company's financial statements.

Reclassifications
Certain   balances   in   the  December 31,  1996  financial   statements
have been   reclassified to  conform to the December 31, 1997 presentation.
The   reclassifications had  no effect on  the financial  condition, results
of operations   or   cash   flows for December 31, 1996.

               THE OHIO & SOUTHWESTERN ENERGY COMPANY
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS



NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

During  March  1989,  the  Company  sold 33,347  units  of  no  par  value
common stock   to   its  officers,  directors and   private investors.
The   offering  price  for  each  unit was  $.30.   Each  unit  consisted
of   one  share  of  the  Company's  no par  value  common  stock  and  25
common   stock   purchase  warrants. Each  warrant  enabled its holder to
purchase   one share  of  restricted  common  stock  at $4.20  per share for a period of 24 months commencing with the effective date of the prospectus (October 30, 1989). The Company received $10,000 in proceeds from the sale of common stock to its officers, directors and private investors.

On  January  4,  1990,  the  Company sold 33,348  units  of  no  par  value
common stock  in  a  public  offering.   The offering  price  for   each unit
was $3.00.  Each   unit  consisted  of one   share   of the Company's  no
par  value  common  stock and  25  Class A  Common   Stock Redeemable
Purchase Warrants (Class A Warrants).  The Class A Warrants were exercisable
for  24 months  from  the  effective   date of the  registration  statement
(October  30,  1989)  and  entitled  the holder  thereof  to  purchase  25
shares of  common  stock  at  a   price of $4.20   per   share.  The   Company
received   $72,730, net of offering  costs, from  the sale of common  stock
in   the   public offering.  All warrants have expired unexercised.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The   Company  paid  $10,000  to  a shareholder  for  consultin  services and $5,000 to a shareholder for legal fees during 1997.

NOTE 4 - EXTRAORDINARY ITEM

The   former  majority  stockholder, MSC,  failed  to  disclose  to   the
minority   stockholders   the distribution  of  corporate   funds during
the   year   ended  1990.  The  Company recorded  an  extraordinary  loss
in  the amount   of $69,116   as  a   result   of  the  unauthorized
distribution of corporate funds (see Note 1).