Form 10QSB
period 1998-03-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1998-07-27
CIK 53320

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
March 31, 1998                                        33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


COLORADO                                  84-1116458
(State of incorporation)                  (I.R.S. Employer
                                          Identification No.)

#450-650 W. Georgia Street, Vancouver, B.C., Canada  V6B 4N8
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 684-8662


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes X      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         2,116,666 as of March 31, 1998

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                          March 31,                 December 31,
                                               1998                      1997


Current Assets:

Cash and cash equivalents                      $212                      $212

Total current assets                           $212                      $212


                               -------------------------------------------------

TOTAL ASSETS                                   $212                      $212
                               =================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                            $26,533                   $11,069

Accounts payable, related parties                $0                        $0
                               -------------------------------------------------

Total current liabilities                    26,533                    11,069
                               -------------------------------------------------



STOCKHOLDER'S EQUITY:

Common stock, $0.0001 stated                105,530                   105,530
value (Note C) Authorized
100,000,000 shares Issued and
outstanding 2,116,666 shares

Preferred stock, no par value,
100,000,000 shares authorized, no
shares outstanding

Contributed capital                          25,442                    25,442

Retained Earnings (deficit)                (157,293)                 (141,829)
                              --------------------------------------------------

Total Stockholders' equity                 $(26,321)                 $(10,857)
                              --------------------------------------------------



TOTAL LIABILITIES & STOCKHOLDERS'               $212                      $212
EQUITY
                              ==================================================



    The accompanying notes are an integral part of the financial statements.
                                       F-1

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                             Three Months                        Three Months
                         Ending March 31,                    Ending March 31,
                                     1998                                1997
                         ---------------------       --------------------------

Revenue & interest                     $0                                  $0

Expenses, general                 $15,464                                  $0
and administrative

Provision for income                    -                                   -
taxes
                        ----------------------        -------------------------

Net income (loss)                ($15,464)                                 $0
for period
                        ======================        =========================

Net income (loss)                     $(-)                                $(-)
per share
                        ======================        =========================

Weighted average                1,683,818                              116,666
number of common
shares




















    The accompanying notes are an integral part of the financial statements.
                                       F-2

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                Three Months                   Three Months
                                      Ending                         Ending
                                   March 31,                      March 31,
                                        1998                           1997
                                --------------           ----------------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net income (loss)                   $(15,464)                            $0



ADJUSTMENTS TO
RECONCILE NET INCOME
(LOSS) TO NET CASH
PROVIDED (USED) BY
OPERATING ACTIVITIES:

Amortization                             $0                              $0

Rent                                     $0                              $0

CHANGES IN:

Accounts payable                   $(15,464)                             $0

Accounts payable -                       $0                              $0
related parties


                             ------------------          ----------------------

Cash provided (used) by                  $0                              $0
operating activities
                             ==================          ======================



Cash at beginning of                   $212                              $0
period
                             ==================          ======================



Cash at end of period                  $212                              $0
                             ==================          ======================




    The accompanying notes are an integral part of the financial statements.
                                       F-3

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

On August 7, 1995, the Company issued 15 million (150,000 post-split) shares of common stock valued at $15,000 to seven unrelated entities who performed services for the Company during the Receivership.

NOTE 3 - RELATED PARTY TRANSACTION

In 1997, the Company issued 2 million common shares to certain persons and entities for cash consideration of $21,900. Such shares constitute 94.4% of the total outstanding stock of the Company.

The Company is not being charged office rental for space provided by its president. Such amounts would be nominal.

NOTE 4 - EXTRAORDINARY ITEM

The majority stockholder, MSC, failed to disclose to the minority stockholders the distribution of corporate funds during the year ended 1990. The Company recorded an extraordinary loss in the amount of $69,116 as a result of the unauthorized distribution of corporate funds. (See Note 1)

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company had experienced expenses for the three month period of $15,464 in 1998 and $0 in 1997. The Company had no revenues for the period in 1998 or 1997. The Company recorded no income for the period in 1997 but had a net loss of ($15,464) in the same period 1998. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.


LIQUIDITY AND CAPITAL RESOURCES

The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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



                                       THE OHIO AND SOUTHWESTERN ENERGY COMPANY



Date: July 22, 1998                    by:/s/Ralph Shearing
                                       Ralph Shearing, President