Form 10QSB
period 1998-06-30
OHIO & SOUTHWESTERN ENERGY CO
filed 1999-02-22
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
------------------                                   ----------------------
June 30, 1998                                              33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


             Colorado                                    84-1116458
    ------------------------                             -------------------
    (State of incorporation)                             (I.R.S. Employer
                                                         Identification No.)

           #450-650 W. Georgia Street, Vancouver, B.C. Canada V6B 4N8
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (605) 684-8662


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

                   9,116,695 common shares as of June 30, 1998

Part I:  FINANCIAL INFORMATION

                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)


                                                  BALANCE  SHEETS  (Stated in US
                                              Dollars) (Unaudited--See Note 1)


                                                      ASSETS
                                                                June 30,                  December 31,
                                                                1998                      1997

Current

 Cash                                                            $212                      $212
                                                           -----------------------------------------------------------

                                                                 $212                      $212
                                                           ===========================================================

                                                       LIABILITIES

Current

  Accounts payable                                                -                     $11,069
                                                           -----------------------------------------------------------

                                                  STOCKHOLDERS' EQUITY

Preferred stock, no par value,
100,000,000 shares authorized,
none issued

Common stock, $0.01 par value
100,000,000 shares authorized;
9,116,695 issued & outstanding                               112,530                    105,530

Contributed capital                                           25,442                     25,442

Deficit accumulated during the
development stage                                          (137,760)                  (141,829)
                                                           -----------------------------------------------------------

                                                                 212                   (10,857)
                                                           -----------------------------------------------------------

                                                                $212                       $212
                                                           ===========================================================



                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                         for the three and six month periods ended June 30, 1998 and 1997
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)



                                                     Three months ending             Six months ending               Cumulative
                                                         June 30                         June 30,                    from Feb.
                                                     1998        1997                1998              1997          28, 1989
                                                     ----        ----                ----              ----          (Date of
                                                                                                                     Inception)
                                                                                                                     to June 30,
                                                                                                                       1998
                                                                                                                       ----

Expenses

 Amortization                                            $-          $-                 $-                $-             $750

 General & Admin
Expenses                                                  -           -              4,395                 -           76,358

 Management fees                                     $7,000          $-             $7,000                $-            7,000
                                            -----------------------------------------------------------------------------------

Loss before the following:                         ($7,000)           -           (11,395)                 -         (84,108)
Unauthorized distribution                                 -           -                  -                 -         (69,116)
Gain on Settlement of debt                           15,464           -             15,464                 -           15,464
                                            -----------------------------------------------------------------------------------

Net income (loss) for the
period                                                8,464           -              4,069                 -        (137,760)
                                            ===================================================================================

Net income per share                                      -           -                  -                 -
                                            ===================================================================================

Weighted average number of
common shares outstanding                         8,501,310     116,666          5,344,473             116,666
                                            ===================================================================================


                                              SEE ACCOMPANYING NOTES
                                                        F-2



                                               THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                                    (A Development Stage Company)
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             for the period from February 28, 1989 (Date of Inception)t o June 30, 1998
                                                       (Stated in US Dollars)
                                                      (Unaudited - See Note 1)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                                   During the
                                                    Common   Stock             Contributed        Development
                                               Shares            Amount          Capital             Stage            Total
                                         ------------------------------------------------------------------------------------
Balance, February 28, 1989                          -       $        -           $       -        $       -         $     -
Issuance of stock to
insiders on March 7, 1989
- at $0.30 per share                           33,347           10,000                   -                -          10,000
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1989                     33,347           10,000                   -                -          10,000
Issuance of stock during
Public offering for $3.00
per share, net of offering
costs of $27,270                               33,348           72,730                   -                -          72,730
Net loss                                            -                -                   -         (84,159)        (84,159)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1990                     66,695           82,730                   -          (84,159)        (1,429)
Net loss                                            -                -                   -           (3,416)        (3,416)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1991                     66,695           82,730                   -          (85,575)        (4,845)
Net loss                                            -                -                   -           (2,713)        (2,713)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1992                     66,695           82,730                   -          (90,288)        (7,558)
Net loss                                            -                -                   -           (1,614)        (1,614)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1993                     66,695           82,730                   -          (91,902)        (9,172)
Net loss                                            -                -                   -           (1,863)        (1,863)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 1994                     66,695           82,730                   -          (93,765)       (11,035)


                             SEE ACCOMPANYING NOTES
                                       F-3



                                               THE OHIO & SOUTHWESTERN ENERGY COMPANY            Continued
                                                    (A Development Stage Company)
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             for the period from February 28, 1989 (Date of Inception)t o June 30, 1998
                                                       (Stated in US Dollars)
                                                      (Unaudited - See Note 1)


                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                During the
                                                      Common   Stock             Contrib       Development
                                                  Shares          Amount         -uted            Stage             Total
                                                                                 Capital
                                        ---------------------------------------------------------------------------------------
Issuances of stock for services                 50,000         $    1,500      $      -        $       -         $     1,500
rendered at - $0.30 per share
Contributed capital
Net loss                                             -                  -        24,842                -              24,842
                                                     -                  -             -         (16,735)            (16,735)
                                        ---------------------------------------------------------------------------------------

Balance, December 31, 1995 Net                 116,695             84,230        24,842        (110,500)             (1,428)
loss                                                 -                  -             -          (9,068)             (9,068)
                                        ---------------------------------------------------------------------------------------

Balance, December 31, 1996                     116,895             84,230        24,842        (119,568)            (10,496)
Issuance of share for cash                   2,000,000             21,300             -                -              21,300
Contributed capital                                  -                  -           600                -                 600
Net loss                                             -                  -             -         (22,261)            (22,261)
                                        ---------------------------------------------------------------------------------------

Balance, December 31, 1997                   2,116,695            105,530        25,442        (141,829)            (10,857)
Issuance of shares for
Services rendered at $.001 per
share                                        7,000,000              7,000             -                -               7,000
Net income to 6/30/98                                -                  -             -            4,069               4,069
                                        ---------------------------------------------------------------------------------------

Balance, June 30, 1998                       9,116,695            112,530        25,442        (137,760)                 212
                                        =======================================================================================


                                              SEE ACCOMPANYING NOTES
                                                        F-4



                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                  for the six months ended June 30, 1998 and 1997
                            and February 28, 1989 (Date of Inception) to June 30, 1998
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)

                                                 Six months ended

                                             June 30, 1998       June 30, 1997           Cumulative
                                                                                         for February
                                                                                         28, 1989
                                                                                         (Date of
                                                                                         Inception) to
                                                                                         June 30, 1998
                                       --------------------------------------------------------------------
Cash flow to operating activities:
Net gain (loss)                                 $ 4,069            $ (6,046)              $ (137,760)

Adjustments to reconcile net
loss to net cash used in
operations
Accounts payable                               (15,464)                    -                  (2,895)
Management fees                                   7,000                    -                    7,000
Amortization                                          -                    -                      750
Changes in non-cash items:
Accounts payable                                  4,395                6,064                    4,395
                                       --------------------------------------------------------------------

Net cash used in operating
activities                                            -                    -                (128,510)
                                       --------------------------------------------------------------------

Cash flows to investing
activities                                            -                    -                    (750)
Organization costs
                                       --------------------------------------------------------------------

Net cash used in investing
activities:                                           -                    -                    (750)
                                       --------------------------------------------------------------------
Cash flows to financing
activities:
Proceeds from issuance of
common stock                                          -                    -                  131,300
Payment of offering costs                             -                    -                 (27,270)
Contributed capital                                   -                    -                   25,442
                                       --------------------------------------------------------------------

Net cash provided by
financing activities                                  -                    -                  129,472
                                       --------------------------------------------------------------------

Net increase in cash                                  -                    -                      212

Cash, beginning of period                           212                    -                        -
                                       --------------------------------------------------------------------

Cash, end of period                                $212                   $-                     $212
                                       ====================================================================


                                                       SEE ACCOMPANYING NOTES
                                                                 F-5

                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   June 30, 1998
                                              (Stated in US Dollars)
                                              (Unaudited-See Note 1)

NOTE 1 - INTERIM REPORTING

These financial statements have not been auditied or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations, and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1997 audited financial statements and notes thereon.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

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

On August 7, 1995, the Company issued 15 million (50,000 post-split) shares of common stock valued at $1,500 to seven unrelated entities who performed services for the Company during the Receivership.

In 1997, the Company issued 2 million common shares to certain persons and entities for cash consideration of $21,900.

NOTE 4 - RELATED PARTY TRANSACTION

On April 6, 1998, the Company issued seven million shares of common stock for $7,000 in services rendered to its President, Robert Kropf, who was also a director.

The Company is not being charged office rental for space provided by its president. Such amounts would be nominal.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1998 COMPARED TO
THE SAME PERIOD IN 1997.

The Company experienced expenses for the three month period of $7,000 in 1998 and $0 in 1997. The Company had no revenues for the period in 1998 or 1997. The Company recorded no income for the period in 1997 but had a net income of $8,464 in the same period 1998 due to a gain on settlement of debt of $15,464. The Company losses may continue until income can be achieved through business operations. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE SAME PERIOD IN 1997.

The Company had no revenues from operations for the six month period in 1998 or in 1997. The Company incurred $11,395 in operating expenses in the period in 1998, resulting in an operating loss of ($11,395) compared to no expenses in 1997 and no profit or loss. The expenses in the 1998 period were incurred for reporting costs and investigation services of the President related to seeking an acquisition. The Company had net income of $4,069 in the period in 1998 as a result of the settlement of $15,464 in debt. In the period in 1997, the Company had no income or loss.

Losses on operations may continue until business revenues can be achieved of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

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

Date: _______________, 1999



                                     THE OHIO AND SOUTHWESTERN ENERGY COMPANY


                                     /s/ Ralph Shearing
                                     -----------------------------------------
                                     President