Form 10QSB
period 1998-09-30
OHIO & SOUTHWESTERN ENERGY CO
filed 1999-05-12
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
------------------                                    ----------------------
September 30, 1998                                            33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                    84-1116458
       ------------------------                             --------------------
       (State of incorporation)                             (I.R.S. Employer
                                                            Identification No.)

           #450-650 W. Georgia Street, Vancouver, B.C. Canada V6B 4N8
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                     Yes  X       No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                9,736,695 common shares as of September 30, 1998

Part I:  FINANCIAL INFORMATION



                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                     September 30, 1998 and December 31, 1997
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)


                                                             ASSETS

                                                                September 30,                     December 31,
                                                                1998                              1997

Current

Cash                                                            $        212                   $         212
                                                              ---------------------------------------------------

                                                                $        212                   $         212
                                                              ===================================================

                                                           LIABILITIES

Current

Accounts Payable                                                $     25,410                   $      11,069
                                                              ---------------------------------------------------

                                                      STOCKHOLDERS' EQUITY

Preferred stock $0.01 par value;
100,000,000 shares authorized;
none issued

Common stock no par value;
1,000,000,000 shares authorized;
9,736,695 issued and outstanding                                     118,730                         105,530

Contributed capital                                                   25,442                          25,442

Deficit accumulated during the
development stage                                                   (169,370)                       (141,829)
                                                              ---------------------------------------------------

                                                                     (25,198)                        (10,857)
                                                              ---------------------------------------------------

                                                                $        212                   $         212
                                                              ===================================================






                                               SEE ACCOMPANYING NOTE



                                                   THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                                        (A Development Stage Company)
                                                           STATEMENT OF OPERATIONS
                                   for the three and nine month periods ended September 30, 1998 and 1997
                                                           (Stated in US Dollars)
                                                          (Unaudited - See Note 1)



                                            Three months ended                          Nine months ended             Cumulative
                                               September 30,                              September 30                from February
                                                                                                                      28, 1989
                                                                                                                      (Date of
                                                                                                                      Inception) to
                                                                                                                      September 30,


                                       1998                1997                  1998                   1997               1998
                                       ----                ----                  ----                   ----               ----

Expenses
Amortization                         $       -         $         -            $         -           $         -         $      750
General and admini-strative
expenses                                   410              21,900                  4,805                21,900             76,768
Legal fees                              25,000                   -                 25,000                     -             25,000
Management fees                              -                   -                  7,000                     -              7,000
Consulting fees                          6,200                   -                  6,200                     -              6,200
                                ----------------------------------------------------------------------------------------------------

Loss before the following:
Unauthorized distribution              (31,610)            (21,900)               (43,005)              (21,900)          (115,718)
Gain on settlement of debt
                                             -                   -                      -                     -            (69,116)

                                             -                   -                 15,464                     -             15,464
                                ----------------------------------------------------------------------------------------------------

Net loss for the period               ($31,610)           ($21,900)              ($27,541)             ($21,900)         ($169,370)
                                ====================================================================================================

Net loss per share                           -             $(0.03)                      -               ($0.09)
                                ==========================================================================================

Weighted average number of
common shares outstanding
                                     9,550,695             705,555              6,694,695               235,185
                                ==========================================================================================




                                               SEE ACCOMPANYING NOTE



                                                   THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                                        (A Development Stage Company)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               for the period from February 28, 1989 (Date of Inception to September 30, 1998
                                                           (Stated in US Dollars)
                                                          (Unaudited - See Note 1)


                                                                                                 Deficit
                                                                                                 Accumulated
                                                                                                 During the
                                              Common Stock                  Contributed          Development

                                      Shares               Amount           Capital              Stage                 Total
                                         -------------------------------------------------------------------------------------------

Balance, Feb. 28, 1989                       -         $        -          $        -          $          -            $       -
Issuance of stock to
insiders on March 7, 1989-
at $0.30 per share
                                        33,347             10,000                   -                     -               10,000
                                         -------------------------------------------------------------------------------------------

Balance, Dec. 31, 1989                  33,347             10,000                   -                     -               10,000
Issuance of stock during
public offering for $3.00
per share, net of offering
costs of $27,270
Net loss                                33,348             72,730                   -                     -               72,730
                                             -                  -                   -               (84,159)             (84,159)
                                         -------------------------------------------------------------------------------------------

Balance, Dec. 31, 1990                  66,695             82,730                   -               (84,159)              (1,429)
Net loss                                     -                  -                   -                (3,416)              (3,416)
                                         -------------------------------------------------------------------------------------------

Balance, Dec. 31, 1991                  66,695             82,730                   -               (85,575)              (4,845)
Net loss                                     -                  -                   -                (2,713)              (2,713)
                                         -------------------------------------------------------------------------------------------

Balance, Dec. 31, 1992                  66,695             82,730                   -               (90,288)              (7,558)
Net loss                                     -                  -                   -                (1,614)              (1,614)
                                         -------------------------------------------------------------------------------------------

Balance, Dec. 31, 1993                  66,695             82,730                   -               (91,902)              (9,172)
Net loss                                     -                  -                   -                (1,863)              (1,863)
                                         -------------------------------------------------------------------------------------------

Balance, Dec. 31, 1994                  66,695             82,730                   -               (93,765)              (11,035)
Net loss                                     -                  -                   -




                                               SEE ACCOMPANYING NOTE



                                                   THE OHIO & SOUTHWESTERN ENERGY COMPANY                 Continued
                                                        (A Development Stage Company)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               for the period from February 28, 1989 (Date of Inception to September 30, 1998
                                                           (Stated in US Dollars)
                                                          (Unaudited - See Note 1)

                                                                                                  Deficit
                                                                                                  Accumulated
                                                                                                  During the
                                              Common Stock                Contributed             Development

                                      Shares               Amount         Capital                 Stage                  Total
                                ----------------------------------------------------------------------------------------------------

Issuances of stock for
services rendered at - $0.03
per share                               50,000               1,500                 -                     -                 1,500
Contributed capital                          -                   -            24,842                     -                24,842
Net loss                                     -                   -                 -               (16,735)              (16,735)
                                ----------------------------------------------------------------------------------------------------

Balance, Dec. 31, 1995                 116,695              84,230            24,842              (110,500)               (1,428)
Net loss                                     -                   -                 -                (9,068)               (9,068)
                                ----------------------------------------------------------------------------------------------------

Balance, Dec. 31, 1996                 116,895              84,230            24,842              (119,568)              (10,496)
Issuance of shares for cash
Contributed capital                  2,000,000              21,300                 -                     -                21,300
Net loss                                     -                   -               600                     -                   600
                                             -                   -                 -               (22,261)              (22,261)
                                ----------------------------------------------------------------------------------------------------

Balance, Dec. 31, 1997               2,116,695             105,530            25,442              (141,829)              (10,857)
Issuance of shares for
services rendered at -
$.0.001 per share                    7,000,000               7,000                 -                     -                 7,000
Issuance of shares for
services rendered at - $0.01
Net loss to 9/30/98                    620,000               6,200                 -                     -                 6,200
                                             -                   -                 -               (27,541)              (27,541)
                                ----------------------------------------------------------------------------------------------------

Balance, Sept. 30, 1998
                                     9,736,695            $118,730           $25,442             ($169,370)             ($25,198)
                                ====================================================================================================





                                               SEE ACCOMPANYING NOTE



                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
          for the nine month period ended September 30, 1998 and 1997 and February 28, 1989 (Date of Inception) to September 30, 1998
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)

                                                                  Nine months ended
                                                           --------------------------------------------------------------
                                                                                                                Cumulative
                                                                                                                from February
                                                                                                                28, 1989 (Date
                                                                                                                of Inception)
                                                   September 30,                  September 30,                 to September
                                                   1998                           1997                          30, 1998
                                            ----------------------------------------------------------------------------------------

Cash flows from operating
activities
Net loss                                              ($27,541)                     ($21,900)                      ($169,370)
Adjustments to reconcile net
loss to net cash used in
operations
Accounts payable                                       (15,464)                            -                         (2,895)
Management fees                                          7,000                             -                          7,000
Amortization                                                 -                             -                            750
Consulting fees                                          6,200                             -                          6,200
Changes in non-cash items:
Accounts payable                                        29,805                             -                         29,805
                                            ----------------------------------------------------------------------------------------

Net cash used in operating
activities                                                   -                       (21,900)                      (128,510)
                                            ----------------------------------------------------------------------------------------

Cash flows from investing activities:
Organization costs                                           -                             -                           (750)
                                            ----------------------------------------------------------------------------------------

Net cash used in investing
activities                                                   -                             -                           (750)
                                            ----------------------------------------------------------------------------------------

Cash flows from financing
activities:
Proceeds from issuance of
common stock                                                 -                             -                        131,300
Payment of offering costs                                    -                             -                        (27,270)
Contributed capital                                          -                             -                         25,442
                                            ----------------------------------------------------------------------------------------

Net cash provided by financing
activities                                                   -                             -                        129,472
                                            ----------------------------------------------------------------------------------------

Net increase in cash                                         -                             -                            212

Cash, beginning of period                                  212                             -                              -
Contributed capital                                          -                        21,900                              -
                                            ----------------------------------------------------------------------------------------

Cash, end of period                                 $      212                             -   $                        212
                                            ========================================================================================




                                               SEE ACCOMPANYING NOTE

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                             (Stated in US Dollars)
                             (Unaudited-See Note 1)

NOTE 1 - INTERIM REPORTING

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations, and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1997 audited financial statements and notes thereto.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1998 COMPARED TO THE SAME PERIOD IN 1997. The Company had no operations in the period in 1998 or in 1997. Although the Company contracted to acquire as a wholly owned subsidiary, CanArab Technology, Inc., with the intent to enter the shrimp aquaculture and processing business, no operations in such subsidiary have commenced, and it is still in the organizational and business plan stage, and the transaction is yet incomplete.

The Company underwent a change in control in July 1998, and it incurred legal expenses in connection therewith of $25,000, and incurred consulting fees of $6,200 relating to issuance of shares registered on Form S-8 for services rendered.

The Company had expenses for the three month period of $31,610 in 1998 compared to $21,900 in 1997. The Company had no revenues for the period in 1998 or 1997. The Company recorded a ($31,610) net loss for the period in 1998 and had a net loss of ($21,900) in the same period 1997. The Company losses will continue until income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found. In the third quarter, the Company recognized $15,464 in extraordinary income from settlement of debt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SAME PERIOD IN 1997.

In 1998 for the nine month period, the Company incurred general and administrative expenses of $4,805, legal fees of $25,000, consulting fees of $6,200, and manufacturing fees of $7,000. In 1997, for the period, the Company incurred $21,900 in general and administrative expenses. The loss for the period in 1998 was ($27,541) as compared to the loss on operations for the period in 1997 of ($21,900). In the third quarter, the Company recognized $15,464 in extraordinary income from settlement of a debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock. At period end current liabilities exceeded assets by $25,198.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K were made for the period for which this report is filed as follows:

                  a.       8-K filed July 13, 1998
                  b.       8-K filed September 10, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: _______________, 1999



                                     THE OHIO AND SOUTHWESTERN ENERGY COMPANY


                                     /s/ Ralph Shearing
                                     -------------------------------------------
                                     Ralph Shearing, President