Form 10KSB
period 1998-12-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1999-06-24
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1998
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

        650 W. Georgia Street, Suite 450, Vancouver, B.C., Canada V6B-4N8
               (Address of principal executive offices) (Zip Code)

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

Transitional Small Business Disclosure Format:
______ Yes __x__ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $945,424 (at $.87/share).

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1998: 9,736,695.

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

         The Company was inactive in 1997.

         On June 25, 1998, shareholders of Registrant entered into a Purchase Agreement with CanArab Acquisitions Corp. under which Can Arab purchased 8,650,000 common shares of The Ohio & Southwestern Energy Company for $160,000, from GeoTech Management Services, Inc.

         The following shareholders of CanArab Acquisition Corp. own or control more than 5% of the total issued capital of CanArab:

Cankaz Technology Systems Corp.     10,000,000 shares         44%
Arab-German Fisheries, Inc.                 9,500,000 shares           41%
Gerab Investments Corp.                     1,175,000 shares           5%

         Gerab Investments is owned 80% by Abbas Salih and 20% is held by three German citizens. Cankaz Technology is owned 100% by Gerab Investments. Arab German-Fisheries is owned 80% by Gerab Investments Corp and 20% by the Arab Group International for Investment and Acquisition. Abbas

         Salih would be considered as the control person of the aggregated entities and he therefore controls 94.8% of the Registrant.

         Registrant entered into a Plan and Agreement to acquire CanArab Technology Limited from shareholders in consideration of the issuance of Fourteen Million Six Hundred Fifty Thousand (14,650,000) shares of common stock of Registrant. CanArab has developed marine aquaculture designs for shrimp farming. Concurrent with the acquisition. CanArab Acquisitions Corp. was to surrender 8,650,000 shares to Registrant for cancellation. The acquisition was closed but rescinded thereafter because funding sufficient to implement the plan of business was never achieved.

         The Company entered into an Agreement in October 1998 to acquire Canbau Construction GMBH of Germany for one million shares of common stock of the Registrant. The Agreement required certain due diligence investigation and is based upon the representation of Canbau that it will have audited financial statements showing a four million dollar asset base. Canbau has been retained to construct a shrimp processing plant in Germany with an estimated cost of $42 million, subject to arrangement of financing which is not yet assured as of the date of the Agreement. The Agreement has never been consummated due to lack of funding and lack of audited financial statements.

         The Company is actively seeking acquisition candidates.

         The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

         The proposed business activities described herein may classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

         General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

         Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

         Employees

         The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Investment Company Act of 1940

         The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities.
         Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         The  Company  intends  to  vigorously   resist   classification  as  an
         investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

         Certain Risks

         The Company's business is subject to numerous risk factors, including the following:

         No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

         Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

         Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination.

         One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 2.  Property

         The Company maintains a corporate office at P.O. Box 11569, 650 W. Georgia Street, Suite 450, Vancouver, BC, Canada V6B 4N8. The company owns no real property.

Item 3.  Legal Proceedings

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1998.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                               1998                   High     Low

                           First quarter             *                 *
                           Second quarter            *                 *
                           Third quarter             .82               .37
                           Fourth quarter            .87               .37

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

         As of December 31, 1998 there were approximately 60 record holders of the Company's common Stock.

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

                  Liquidity and Capital Resources

         The Company had no cash at December 31, 1998.

         The Company ceased active operations in 1991 and has no business at the present time. It anticipates seeking acquisition or merger candidates in the future.

         During the course of the fiscal year ended December 31, 1998, the Company's outstanding debt level increased to $49,965 from $11,069 in fiscal year ended December 31, 1997. This increase was due to costs relating to company's public status, and legal and accounting.

         Stockholders deficit increased to ($49,965) at December 31, 1998 compared to ($10,057) at December 31, 1997.

         The Company currently has no capital resources.

         The Company has no other known material commitments for capital expenditures. The Company has entered into agreements concerning transactions with Canarab Technology and Canbau Construction GMBH each of which would require significant funding in excess of $2 million, but neither of which has been consummated due to lack of funding.

                  Results of Operations

         During the fiscal year ended December 31, 1998, the Company incurred general and administrative expenses and consulting fees. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

         Results of Operations for Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

         The Company had no operating business and no revenues in 1998 nor any in 1997. The Company incurred general and administrative expenses, including legal and accounting, of $67,772 in 1998 as compared to $22,261 in 1997. The increased expenses resulted from legal, accounting, and management fees related to change of control and attempts to contract for a new business. The Company had a gain in 1998 on settlement of debt of $15,464. The net loss for the year in 1998 was ($52,308) as compared to a ($22,261) loss for 1997.

         The trend of losses on operations (or lack thereof) can be expected to continue until and unless the Company ever achieves substantial cash flow from any business operations. The Company has no business or operations as of the date hereof.

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

         The management of the Company does not believe that inflation has had any material effect on the Company during the year ended December 31, 1998.

         Year 2000 issues "Year 2000 problems) result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

         The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 7.  Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-10.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Amisano & Hanson, CPA's of Vancouver, B.C. were retained in 1998 as auditors for the Company for fiscal year 1998. Prior auditors for the Company were A.J. Robbins, & Co., CPA, PC of Denver, Colorado for the fiscal years 1991 through 1997.

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

The decision to change accountants was approved by the Board of Directors as the registrant had no audit committee.

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


                                    PART III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a)

         The directors and executive officers of the Company as of December 31, 1998 are as follows:

          Name               Age         Position

Ralph Shearing                      42               President, Director

Ron Ginetz                          52               Secretary/Treasurer

Abbas Salih                         51               Director, Chairman

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Ralph Shearing resigned as a Director and President on October 7, 1998.

         Ronald Ginetz was appointed as a Director and as President on October 7, 1998. Abbas Salih was appointed as Chairman of the Board on October 7, 1998.

         Subsequently, Ronald Ginetz resigned as President and Director, and Ralph Shearing was reappointed President and Director in December 1998.

         Ralph E. Shearing, B.Sc., P.Geol., age 42 President and Director

         Mr. Shearing has been President and Director of CanArab Acquisition Corp. since 1997 and is President and a Director of CanArab Technology Limited.

         Mr. Shearing graduated from the University of British Columbia in 1981 with a B.Sc. in Geology and immediately began practicing his profession throughout Canada on mining projects. In 1985 he and a colleague founded Quest Canada Drilling, Ltd., a diamond drilling company and in 1986 he founded
Consolidated Samarkand Resources, Inc., a junior mining exploration and development company listed on the Vancouver Stock Exchange. As its President and Chief Executive Officer for over 10 years, Mr. Shearing has experience in managing a public company. He is a director of Intertech Minerals Corp. and principal owner and director of CMB Investments, Ltd.

         Abbas Salih, age 51 Chairman and Director

     Mr. Salih is Chairman and a Director of CanArab Technology Limited. Mr. Salih is a graduate of the Khartoum Technical Institute in the Sudan. He received his formal training while serving as a member of the Sudan Royal Air force from 1965-1970 which included attendance at the British Royal Air Force Academy, Newton No. 9 in Nottingham, England, where he studied aircraft electronic and instrumentation.

         After his British training, Mr. Salih received further aviation training in Kyrgyzstan, Southern Russia, as a guest of the Russian Air Force where he studied and maintained MIG-21 jet aircraft. From 1970-1974, he conducted business in the Sudan and Germany and in 1975 became the Managing Director to Prince Sultan Bin Saud Bin Abdullah Al Saud of Riyadh, Saudi Arabia.

         In 1975 Mr. Salih joined Bautechnque GmbH, a large German construction and engineering firm as their financial manager where he arranged a $140 million financing for the construction of schools in Saudi Arabia. In 1989, he and several associates formed Regions International Investment Company Limited
(RIICO) the largest trucking company in the Sudan with a fleet of 125 tanker/cargo transport vehicles. Mr. Salih joined the Board of Directors of Arab Group International for Investment and Acquisitions (AGIIA) during 1992. In

1997, he formed CanArab Acquisitions Corp. of which he is a Director and Chairman to investigate, evaluate, and design the shrimp aquaculture concept.

Ronald M.J. Ginetz, age 52, Director & Secretary Since 1998

         Mr. Ginetz received his B.Sc. and M.Sc. degrees in Zoology at the University of British Columbia in 1970 and 1972, respectively. From 1971 to 1981, he held several fisheries development positions within the Canadian Department of Fisheries and Oceans, Pacific Region. From 1981-84, he served as the National Coordinator of Employment Programming for the Department of Fisheries and Oceans in Ottawa, and from 1984-87 as the Director, Employment Development Branch. From 1987 to the present, he has served as the Regional Aquaculture Coordinator, Department of Fisheries and Oceans, Pacific Region, in Vancouver.

         Mr. Ginetz has also authored several scientific and technical publications on fisheries research and development and has traveled extensively around the world to assess foreign fisheries technology for application in Canada, and for the transfer of Canadian fisheries technology and management systems to other jurisdictions (i.e., Japan, China, USA, Italy, Chile, Norway, Scotland, Saudi Arabia, and Africa).

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1998 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

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


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation Awards
-------------------------- ----------- ------------- ----------- ------------------------ -------------------- =====================
Name and Principal         Year        Salary ($)    Bonus ($)   Other Annual             Restricted Stock     Securities
Position                                                         Compensation ($)         Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
--------------------------
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
Ralph Shearing, President  1996        0             0           0                        0                    0
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
                           1997        0             0           0                        0                    0
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
                           1998        0             0           0                        0                    0
========================== ----------- ------------- ----------- ------------------------ -------------------- =====================
Ron Ginetz, Secretary      1996        0             0           0                        0                    0
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
                           1997        0             0           0                        0                    0
                           =========== ============= =========== ======================== ==================== =====================
                           1998        0             0           0                        0                    0
========================== =========== ============= =========== ======================== ==================== =====================


Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


Cash Compensation Security Grants

================================= ----------------- -------------- --------------------- ------------- =============================
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
================================= ----------------- -------------- --------------------- ------------- =============================
A. Director                       0                 0              0                     0*            0
Ralph Shearing
================================= ----------------- -------------- --------------------- ------------- =============================
B. Director                       0                 0              0                     0*            0
Abbas Salih
================================= ================= ============== ===================== ============= =============================
C. Ronald Ginetz                  0                 0              0                     0*            0
================================= ================= ============== ===================== ============= =============================


*  See "Compensation Table of Executives"

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 31, 1998, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.

      Stock        Names and Address        Beneficial        Percent
  Title of Class   of Beneficial Owner       Ownership        of Class
---------------- ---------------------      ----------        --------
Common             Ralph Shearing            0                 0%
                   President/Director
                   650 W. Georgia St.
                   Suite 450
                   Vancouver, B.C.
                   Canada  V6B 4N8

Common             Abbas Salih               8,650,000         88%
                   (Chairman/Director)
                   650 W. Georgia St.
                   Suite 450
                   Vancouver, B.C.
                   Canada  V6B 4N8
                   (Beneficially
                   through CanArab
                   Acquisitions)

Common             Ronald M.J. Ginetz        0                 0%
                   (Secretary/Treasurer
                   & Director)
                   650 W. Georgia St.
                   Suite 450
                   Vancouver, B.C.
                   Canada  V6B 4N8

Officers and Directors as a group            8,650,000          88%

Item 12. Certain Relationships and Related Transactions

During the year ended December 31, 1998, a director of the Company (Robert Kropf) charged management fees of $7,000. These fees were settled by the issuance of 7,000,000 shares of the Company at $0.01 per share.

During the year ended December 31, 1998, the Company was charged the following by a company with a common director (Abbas Salih):

                                                     1998             1997
                                                     ----             ----
General and administration expenses                  $ 2,171          $-
Rent                                                   2,886           -
                                                     -------          ----
                                                     $ 5,057          $-

During the year, the Company issued a total of 620,000 shares at $.01 for services rendered in the negotiation of debt settlement and change of control of the Company to two shareholders, who were neither officers, directors, nor control parties at the time of issuance.

During the year ended December 31, 1997, the Company paid $10,000 to a shareholder for consulting services and $5,000 to a shareholder for legal fees.

Due to a related party at December 31, 1998 is comprised of expenses paid by a company with a common director on behalf of the Company for operating costs. This amount is non-interest bearing, unsecured, and is payable upon demand.


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibits are filed as part of this report.

1. Reports on Form 8-K (incorporated herein by reference):

July 10, 1998
September 10, 1998
November 9, 1998

2.  Exhibits:

Agreement with Canbau Construction GMBH

                                                                 Form 10-K
Regulation                                                       Consecutive
S-K Number               Exhibit                                 Page Number

3.1      Articles of Incorporation                                     *
3.3      Bylaws                                                        *
24.2     Court Order dated August 23, 1991                             **
24.3     Court Order dated June 21, 1995                               **
24.4     Share Purchase Agreement                                      (1)
24.5     Plan and Agreement of Reorganization with Canarab Technology
         Corporation                                                   (2)
24.6     Agreement with Canbau Construction GMBH                      p. 30

 *Incorporated by reference to SEC filing #33-28188.
**Incorporated by reference to 10-KS B Report for 12/31/94 period.
(1)Incorporated by reference to Forms 8-K filed July 10, 1998.
(2)Incorporated by reference to Forms 8-K filed July 10, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE OHIO & SOUTHWESTERN ENERGY CO.
                                           (Registrant)

Date:  June 24, 1999


                                           /s/ Ralph Shearing
                                           -------------------------------------
                                           Ralph Shearing, President



                                           /s/ Ronald M.J. Ginetz
                                           -------------------------------------
                                           Ronald M.J. Ginetz
                                           Secretary

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    THE OHIO & SOUTHWESTERN ENERGY COMPANY

                                    (Registrant)
Date: June 24, 1999

                                    /s/ Ralph Shearing
                                    --------------------------------------------
                                    Ralph Shearing, Director & President



                                    /s/ Abbas Salih
                                    --------------------------------------------
                                    Abbas Salih, Director, Chairman, & Treasurer



                                    /s/ Ronald M.J. Ginetz
                                    --------------------------------------------
                                    Ronald M.J. Ginetz, Secretary

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


Index to Financial Statements


Report of Independent Auditors           F-1
Balance Sheet                            F-2
Statement of Operations                  F-3
Statement of Changes in
  Stockholders' Equity                   F-4 - F-5
Statement of Cash Flows                  F-6
Notes to Financial Statements            F-7 - F-10

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1998

                             (Stated in US Dollars)

                                AUDITORS' REPORT

To the Stockholders,
The Ohio & Southwestern Energy Company

We have audited the balance sheet of The Ohio & Southwestern Energy Company (A Development Stage Company) as at December 31, 1998 and the statements of loss and deficit accumulated during the development stage, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 in accordance with generally accepted accounting principles in the United States.

The financial statements as at December 31, 1997 and for the period from inception, February 28, 1989 to December 31, 1997 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated April 16, 1998.

Vancouver, Canada                                               "AMISANO HANSON"
April 15, 1999                                             Chartered Accountants

Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in
Note 1 to the accompanying financial statements in respect of the company's substantial losses from operations, substantial doubt about the company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the Stockholders dated April 15, 1999 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada                                               "AMISANO HANSON"
April 15, 1999                                             Chartered Accountants


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                             (Stated in US Dollars)

                                                        ASSETS
                                                                               December 31,         December 31,
                                                                                   1998                 1997
Current
   Cash                                                                      $             -      $           212
                                                                                -------------       -------------

                                                                             $             -      $           212
                                                                                -------------       -------------
                                                     LIABILITIES
  Current
   Accounts payable                                                          $        21,642      $        11,069
   Due to related party - Note 4                                                      28,323                    -
                                                                                -------------       -------------

                                                                                      49,965               11,069

                                               STOCKHOLDERS' DEFICIENCY
  Common stock - Note 3                                                              118,730              105,530
  Contributed capital                                                                 25,442               25,442
  Deficit accumulated during the development stage                                ( 194,137)            (141,829)
                                                                                ---------------     ----------------
                                                                                 (   49,965)          (   10,857)

                                                                             $             -      $           212
                                                                                ================    ================



Nature and Continuance of Operations - Note 1


                                              SEE ACCOMPANYING NOTES


                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                                       STATEMENTS OF OPERATIONS AND DEFICIT
                                  for the years ended December 31, 1998 and 1997
                          and February 28, 1989 (Date of Inception) to December 31, 1998
                                              (Stated in US Dollars)


                                                                                                       Cumulative
                                                                                                     from February
                                                                                                     28, 1989 (Date
                                                                                                    of Inception) to
                                                                                                      December 31,
                                                                1998                 1997                 1998
                                                                ----                 ----                 ----
   Expenses
    Accounting and audit fees                           $       4,500             $      -            $   4,500

    Amortization                                                    -                    -                  750

    Consulting fees - Note 4                                    6,200                    -                6,200
    Filing fees                                                   300                    -                  300

    General and administrative expenses -Note 4                 8,542               22,261               80,505
    Legal fees - Note 4                                        33,090                    -               33,090
    Management fees - Note 4                                    7,000                    -                7,000
    Rent - Note 4                                               2,886                    -                2,886
    Telephone expense                                           2,452                    -                2,452
    Transfer agent fees                                         1,358                    -                1,358
    Travel and promotion                                        1,444                    -                1,444
                                                        ---------------------------------------------------------------
   Loss before the following:                           (     67,772)           (  22,261)           ( 140,485)

    Unauthorized distribution                                       -                    -           (  69,116)

    Gain on settlement of debt                                 15,464                    -               15,464


   Net loss for the year                                (     52,308)            ( 22,261) $(          194,137)
                                                        ---------------------------------------------------------------
   Deficit, beginning of year                                 141,829              119,568


   Deficit, end of year                                 $     194,137 $            141,829


   Net loss per share                                   $  (    0.01) $           (  0.01)


   Weighted average number of common shares
    outstanding                                             7,835,928            1,683,818



                                              SEE ACCOMPANYING NOTES


                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  for the period from February 28, 1989 (Date of Inception) to December 31, 1998
                                              (Stated in US Dollars)

                                                                                              Deficit
                                                                                            Accumulated
                                                                                             During the
                                                   Common Stock             Contributed     Development
                                          --------------------------------
                                              Shares          Amount          Capital          Stage            Total
   Balance, February 28, 1989                           - $             - $             - $            -   $             -

    Issuance of stock to insiders
     on March 7, 1989 - at $0.30
     per share                                     33,347          10,000               -                -          10,000

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1989                      33,347          10,000               -                -          10,000

    Issuance of stock during
     public offering for $3.00 per
     share, net of offering costs of
     $27,270                                       33,348          72,730               -                -          72,730

    Net loss                                            -               -               - (        84,159) (       84,159)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1990                      66,695          82,730               - (        84,159) (        1,429)
    Net loss                                            -               -               - (         3,416) (        3,416)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1991                      66,695          82,730               - (        85,575) (        4,845)

    Net loss                                            -               -               - (         2,713) (        2,713)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1992                      66,695          82,730               - (        90,288) (        7,558)
    Net loss                                            -               -               - (         1,614) (        1,614)
                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1993                      66,695          82,730               - (        91,902) (        9,172)

    Net loss                                            -               -               - (         1,863) (        1,863)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1994                      66,695          82,730               - (        93,765) (       11,035)



                                              SEE ACCOMPANYING NOTES


                                                                                                          Continued
                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  for the period from February 28, 1989 (Date of Inception) to December 31, 1998
                                              (Stated in US Dollars)


                                                                                              Deficit
                                                                                            Accumulated
                                                                                             During the
                                                   Common Stock             Contributed     Development
                                          --------------------------------
                                              Shares          Amount          Capital          Stage            Total

    Issuances of stock for
     services rendered - at $0.03
     per share                                     50,000           1,500               -                -           1,500
    Contributed capital                                 -               -          24,842                -          24,842
    Net loss                                            -               -               -         (16,735)        (16,735)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1995                     116,695          84,230          24,842        (110,500)         (1,428)

    Net loss                                            -               -               -          (9,068)         (9,068)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1996                     116,895          84,230          24,842        (119,568)        (10,496)

    Issuance of stock for cash
     - at $0.011 per share                      2,000,000          21,300               -                -          21,300
    Contributed capital                                 -               -             600                -             600

    Net loss                                            -               -               -         (22,261)        (22,261)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1997                   2,116,695         105,530          25,442        (141,829)        (10,857)

    Issuance of stock for
     services rendered
     - at $0.001 per share                      7,000,000           7,000               -                -           7,000
     - at $0.01 per share                         620,000           6,200               -                -           6,200
    Net loss                                            -               -               -         (52,308)        (52,308)

                                          ---------------------------------------------------------------------------------
   Balance, December 31, 1998                   9,736,695 $       118,730 $        25,442       $(194,137)       $(49,965)

                                          =================================================================================


                                              SEE ACCOMPANYING NOTES


                                      THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                    for years ended December 31, 1998 and 1997
                          and February 28, 1989 (Date of Inception) to December 31, 1998
                                              (Stated in US Dollars)


                                                                                                        Cumulative
                                                                                                      from February
                                                                                                         28, 1989
                                                                                                     (Date of Incep-
                                                                                                         tion) to
                                                                                                       December 31,
                                                                       1998             1997               1998
                                                                       ----             ----               ----
Cash flow used in operating activities:
 Net loss                                                         $      (52,308) $        (22,261) $        (194,137)

 Adjustments to reconcile net loss to net cash used in operations:
   Amortization                                                                 -                 -                750
   Consulting fees                                                          6,200                 -              6,200
   Gain on settlement of debt                                            (15,464)                 -           (15,464)

   Management fees                                                          7,000                 -              7,000
 Changes in non-cash items:
   Accounts payable                                                        26,037               573             38,606
   Due to related party                                                    28,323                 -             28,323
                                                                 ------------------------------------------------------
Net cash used in operating activities                                       (212)          (21,688)          (128,722)

                                                                 ------------------------------------------------------
Cash flows used in investing activity
 Organization costs                                                             -                 -              (750)
                                                                 ------------------------------------------------------
Net cash used in investing activity                                             -                 -              (750)
                                                                 ------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                         -            21,300            131,300

 Payment of offering costs                                                      -                 -           (27,270)

 Contributed capital                                                            -               600             25,442
                                                                 ------------------------------------------------------
Net cash provided by financing activities                                       -            21,900            129,472
                                                                 ------------------------------------------------------
Net increase in cash                                                            -               212                  -

Cash, beginning of period                                                     212                 -                  -
                                                                 ======================================================
Cash, end of period                                                            $-              $212                 $-
                                                                 ======================================================

Non-Cash Transactions - Note 7



                                              SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              The company is in the development stage and is devoting its efforts to locating merger candidates.

              These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $194,137 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The company was incorporated in Colorado on February 28, 1989.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

            Development Stage Company

              The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the company's development stage activities.

            Income Taxes

              The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes."

              Loss Per Share

              Loss per share figures have been calculated based upon the weighted average number of shares outstanding during the years.

              Fair Value of Financial Instruments

              The carrying value of cash, accounts payable and due to related parties approximates fair value because of the short maturity of these instruments.

Note 3        Capital Stock - Note 4

             i)   Preferred Stock
               a)     Authorized:
                  100,000,000, $0.01 par value

               b)     Issued:
                  None issued

             ii)  Common stock
               a)     Authorized:
                  1,000,000,000, no par value

                                                                           #                    #
               b)     Issued:                                             1998                 1997
                                                                          ----                 ----
                  Balance, December 31, 1998 and 1997                 9,736,695            2,116,895
                                                                      ================    ===============


              iii)On October 22, 1997, the company  completed a reverse split on a one common share for 300 common shares basis. All common share transactions prior to the split have been restated to reflect this split.

Note 4        Related Party Transaction

              During the year ended December 31, 1998, a director of the company charged management fees of $7,000. These fees were settled by the issuance of 7,000,000 shares of the company at $0.01 per share.

              During the year ended December 31, 1998, the company was charged the following by a company with a common director:


                                                                                 1998                 1997
                                                                                 ----                 ----
             General and administration expenses                            $2,171               $-

             Rent                                                           2,886                -

                                                                          ==================== ====================
                                                                            $5,057               $-
                                                                          ==================== ====================


              During the year ended  December 31, 1997, the company paid $10,000
              to  a  shareholder  for  consulting   services  and  $5,000  to  a
              shareholder for legal fees.

              Due to a related party at December 31, 1998 is comprised of expenses paid by a company with a common director on behalf of the company for operating costs. This amount is non-interest bearing, unsecured and is payable upon demand.

Note 5        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the company's deferred tax assets:

                                                                  Total

             Deferred Tax Assets
              Non-capital loss carryforwards                 $       194,137
                                                               -----------------
             Gross deferred tax assets                       $        97,069
             Valuation allowance for deferred tax asset           (   97,069)
                                                               =================
                                                             $             -
                                                               =================

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 1998, the company has net operating loss carryforwards which expire commencing in 2005 totaling approximately $194,137, the benefit of which has not been recorded in the financial statements.

Note 7        Non-Cash Transactions - Note 4
              ---------------------

              Operating, investing and financing activities that do not have a direct impact on cash flows are excluded from the cash flow statement. The company issued common shares for services provided to the company during the following years:



                                               Number of                  Price
                                             Common Shares              Per Share                    $
                                             -------------              ----------               ------------------
             1995                                    50,000                    $0.03                    1,500

             1998                                 7,000,000                   $0.001                    7,000
             1998                                   620,000                    $0.01                    6,200
                                                                                          ------------------------
                                        ========================
                                                  7,670,000                                            14,700
                                        ========================                          ========================


Note 8        Uncertainty Due to the Year 2000 Issue

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.