Form 10QSB
period 1999-03-31
OHIO & SOUTHWESTERN ENERGY CO
filed 1999-08-16
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-------------------                                 ----------------------
March 31, 1999                                            33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                              84-1116458
         ------------------------                      --------------------
         (State of incorporation)                      (I.R.S. Employer
                                                       Identification No.)

                7535 E. Hampden Ave., Ste. 600, Denver, CO 80231
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               Yes  X       No
                                   ---          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          9,736,695 as of June 29, 1999



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (unaudited)

                                                                       March 31,                 December 31,
                                                                       1999                      1998

Current Assets:
Cash and cash equivalents                                                            $0                             $0
Prepaid expenses                                                                   $540                             $0
Total current assets                                                               $540                             $0

                                                               ------------------------ ------------------------------
TOTAL ASSETS                                                                       $540                             $0
                                                               ======================== ==============================
              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               ======================== ==============================
Current liabilities:
Accounts payable                                                                $22,977                        $21,642
Accounts payable, related parties                                               $34,940                        $28,323
                                                               ------------------------ ------------------------------
Total current liabilities                                                        57,917                         49,965
                                                               ------------------------ ------------------------------

Stockholder's equity:
Common stock, $0.0001 stated                                                    118,730                        188,730
value  Authorized  100,000,000
shares Issued and outstanding
9,736,695  shares

Preferred stock, no par value,
100,000,000 shares authorized, no
shares outstanding

Contributed capital                                                              25,442                         25,442

Retained Earnings (deficit)                                                   (201,549)                      (194,137)
                                                               ------------------------ ------------------------------
Total Stockholders' equity                                                    $(57,377)                      $(49,965)
                                                               ------------------------ ------------------------------

TOTAL LIABILITIES & STOCKHOLDERS'                                                  $540                             $0
EQUITY
                                                               ======================== ==============================


The accompanying notes are an integral part of the financial statements.



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                                Three Months                               Three Months
                                                            Ending March 31,                           Ending March 31,
                                                                        1999                                       1998
                                         -----------------------------------       ------------------------------------
Revenue & interest                                                        $0                                         $0
Professional fees                                                      1,335                                          0
Expenses, general                                                      1,237                                    $15,464
and administrative
Rent & Office                                                          3,753                                          -
                                         -----------------------------------       ------------------------------------
Travel                                                                 1,087
                                         ===================================       ====================================
Net income (loss)                                                    (7,412)                                    $15,464
for period
                                         ===================================       ====================================
Net income (loss)                                                       $(-)                                      $(.01
per share
                                         ===================================       ====================================
Weighted average                                                   9,736,695                                  1,683,818
number of common
shares




    The accompanying notes are an integral part of the financial statements.
                                       F-2


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                 Three Months                          Three Months
                                                                       Ending                                Ending
                                                                    March 31,                             March 31,
                                                                         1999                                  1998
                                                        --------------------------            --------------------------
Cash flows from
operating activities:
Net income (loss)                                                     (7,412)                             ($15,464)

Adjustments to
reconcile net income
(loss) to net cash
provided (used) by
operating activities:
Amortization                                                               $0                                    $0
Rent                                                                       $0                                    $0
Changes in:
Prepaid expenses                                                        ($540)                                    $0
Accounts payable                                                       $1,335                               $15,464
Accounts payable -                                                     $6,617                                    $0
related parties

                                                        --------------------------            --------------------------
Cash provided (used) by                                                    $0                                  $212
operating activities
                                                        ==========================            ==========================

Cash at beginning of                                                       $0                                  $212
period
                                                        ==========================            ==========================

Cash at end of period                                                      $0                                    $0
                                                        ==========================            ==========================




    The accompanying notes are an integral part of the financial statements.
                                       F-3

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                             (Stated in US Dollars)
                             (unaudited-See Note 1)


Note 1            Interim Reporting

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto.

Note 2        Nature and Continuance of Operations

The company is in the development stage and is devoting its efforts to locating merger candidates.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of ($201,549) since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The company was incorporated in Colorado on February 28, 1989.

Note 3        Summary of Significant Accounting Policies

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                             (Stated in US Dollars)
                             (unaudited-See Note 1)


present efforts to acquire a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the company's development stage activities.

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

Note 4        Capital Stock - Note 4


i)   Preferred Stock
  a)     Authorized:
         100,000,000, $0.01 par value

  b)     Issued:
         None issued

ii)      Common stock
  a)     Authorized:
         1,000,000,000, no par value
                                                       #                 #
  b)     Issued:                                      1998             1997
                                                      ----             ----
         Balance, December 31, 1998 and 1997       9,736,695        2,116,895
                                              =================== ==============

iii) On October 22, 1997, the company completed a reverse split on a one common share for 300 common shares basis. All common share transactions prior to the split have been restated to reflect this split.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company has experienced expenses for the three month period of $7,412 in 1999 and $15,464 in 1998. The Company had no revenues for the period in 1999 or 1998. The Company had a net loss of (7,412) for the period in 1999 and a net loss of ($15,464) in the same period 1998. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


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



                                      THE OHIO AND SOUTHWESTERN ENERGY COMPANY



Date: July 29, 1999                   /s/ Ralph Shearing
                                      ------------------------------------------
                                            Ralph Shearing, President