Form 10QSB
period 1999-06-30
OHIO & SOUTHWESTERN ENERGY CO
filed 1999-08-16
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
June 30, 1999                                        33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                         84-1116458
         ------------------------                 -------------------
         (State of incorporation)                 (I.R.S. Employer
                                                  Identification No.)

                7535 E. Hampden Ave., Ste. 600, Denver, CO 80231
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          9,736,695 as of June 30, 1999



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                                  BALANCE SHEET
                       June 30, 1999 and December 31, 1998
                            (Unaudited - See Note 1)

                                                                June 30,                   December 31,
                                                                  1999                         1998
                                                             ----------------            -----------------

                                  ASSETS
              Current Assets:
              Cash and cash equivalents                                  $ -                          $ -

              Prepaid expenses                                         $ 343                          $ -

              Total current assets                                     $ 343                          $ -
                                                             ================            =================
              TOTAL ASSETS                                             $ 343                          $ -
                                                             ================            =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

              Current liabilities:
              Accounts Payable                                      $ 24,407                     $ 21,642
              Accounts payable, related parties                     $ 52,435                     $ 28,323

                                                             ----------------            -----------------
              Total current liabilities                             $ 76,842                     $ 49,965
                                                             ----------------            -----------------

              Stockholder's equity:

              Common stock, $0.0001 stated                         $ 118,730                    $ 118,730
              value Authorized 100,000,000
              shares Issued and outstanding
              9,736,695 shares

              Preferred stock, no par value,                             $ -                          $ -
              100,000,000 shares authorized, no
              shares outstanding

              Contributed capital                                   $ 25,442                     $ 25,442

              Retained Earnings (deficit)                         $ (220,670)                  $ (194,137)

                                                             ----------------            -----------------
              Total Stockholders' equity                           $ (76,498)                   $ (49,965)
                                                             ----------------            -----------------

              TOTAL LIABILITIES &
              STOCKHOLDERS' EQUITY                                     $ 343                          $ -
                                                             ================            =================



    The accompanying notes are an integral part of the financial statements.



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS AND DEFICIT
             for the six months period ended June 30, 1999 and 1998
           and February 28, 1989 (Date of Inception) to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                                                                       Cumulative
                                                                                                      from February
                                                                                                     28, 1989 (Date
                                                                    Six Months Ending               of Inception) to
                                                                June 30,           June 30,             June 30,
                                                                  1999              1998                  1999
                                                                  -----             -----                 ----
              Revenue & Interest                                           -                 -                      -

              Expenses
                 Accounting and audit fees                             1,189                 -                  5,688
                 Amortization                                              -                 -                    750
                 Consulting fees                                           -                 -                  6,200
                 Filing fees                                               -                 -                    300
                 General and administrative expenses                   2,559             4,395                 83,065
                 Legal fees                                           13,460                 -                 46,550
                 Management fees                                           -             7,000                  7,000
                 Rent                                                  3,418                 -                  6,304
                 Telephone expense                                     2,061                 -                  4,512
                 Transfer agent fees                                   1,343                 -                  2,701
                 Travel and promotion                                  2,504                 -                  3,949

                                                            -----------------  ----------------     ------------------
              Loss before the following:                             (26,533)          (11,395)              (167,019)
                 Unauthorized distribution                                 -                 -                (69,116)
                 Gain on settlement of debt                                -            15,464                 15,464

                                                            -----------------  ----------------     ------------------

              Net Profit (Loss) for the period                       (26,533)            4,069       $      (220,671)

              Deficit, beginning of year                           ($194,137)        ($141,829)

              Deficit, end of period                              $ (220,670)       $ (137,760)
                                                            ===================================

              Net loss per share                                           0                 0

              Weighted average number of common
                 shares outstanding                                9,736,695         9,116,695
                                                            =================  ================





                                              THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                                   (A Development Stage Company)
                                                STATEMENT OF OPERATIONS AND DEFICIT
                                           for the quarter ended June 30, 1999 and 1998
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)





                                                            Three Months Ending
                                                                June 30,           June 30,
                                                                  1999              1998
                                                                  -----             ----
              Revenue & Interest                                           -                 -

              Expenses
                 Accounting and audit fees                               481                 -
                 Amortization                                              -                 -
                 Consulting fees                                           -                 -
                 Filing fees                                               -                 -
                 General and administrative expenses                   1,322                 -
                 Legal fees                                           13,460                 -
                 Management fees                                           -             7,000
                 Rent                                                  1,660                 -
                 Telephone expense                                        66                 -
                 Transfer agent fees                                     716                 -
                 Travel and promotion                                  1,417                 -

                                                            -----------------  ----------------
              Loss before the following:                             (19,121)           (7,000)
                 Unauthorized distribution                                 -                 -
                 Gain on settlement of debt                                -            15,464

                                                            -----------------  ----------------

              Net Profit (Loss) for the period                       (19,122)            8,464

              Net loss per share                                         $ -               $ -
                                                            -----------------  ----------------

              Weighted average number of common
                 shares outstanding                                9,736,695         9,116,695
                                                            =================  ================




                                    THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                         (A Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                                for the six months ended June 30, 1999 and 1998
                          and February 28, 1989 (Date of Inception) to June 30, 1999
                                            (Stated in US Dollars)
                                           (Unaudited - See Note 1)
                                                                                                 Cumulative
                                                                                                from February
                                                                                                  28, 1989
                                                                                              (Date of Incept-
                                                               Six Months ended                   tion) to
                                                        June 30,             June 30,             June 30,
                                                          1999                 1998                 1999
                                                          -----                -----                ----
Cash flow from
operating activities:
Net income (loss)                                            (19,122)                4,069             (220,671)

Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
activities:
   Amortization                                                                                             750
   Consulting fees                                                                                        6,200
   Gain on settlement of debt                                                      (15,464)             (15,464)
   Management fees                                                                   7,000                7,000
Changes in non-cash items:
   Prepaid expenses                                              197                                       (343)
   Accounts Payable                                            1,430                 4,395               41,371
   Due to related party                                       17,495                                     52,435

                                                    -----------------    ------------------   ------------------
Cash provided (used) by
   operating activities                                       19,122                (4,069)            (128,722)
Cash flows used in investing activity
   Organization costs                                              -                     -                 (750)

                                                    =================    ==================   ==================

Net cash used in investing activity                                -                   $ -                 (750)
                                                    =================    ==================   ==================
Cash flows from financing activities:
   Proceeds from issuance of common stock                          -                     -              131,300
   Payment of offering costs                                       -                     -              (27,270)
   Contributed capital                                             -                     -               25,442

                                                    -----------------    ------------------   ------------------
Net cash provided by financing activities                          -                     -              129,472

                                                    =================    ==================   ==================

Cash beginning of period                                           -                   212                    -
                                                    -----------------    ---------------------------------------

Cash, end of period                                              $ -                 $ 212                  $ -
                                                    =================    =======================================





                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            (DEFICIT) for the period from February 28, 1989 (Date of
                           Inception) to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                                                      Deficit
                                                                                    Accumulated
                                                                                    During the
                                              Common Stock          Contributed     Development
                                         Shares    Amount             Capital          Stage            Total
                                        -------    ------             -------          -----            -----
Balance, February 28, 1989                      -             $ -            $ -        $ -                    $ -
   Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                               33,347          10,000              -                -           10,000
                                        ---------- --------------- -------------- ---------------- ----------------

Balance, December 31, 1989                 33,347          10,000              -                -           10,000
   Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs
   of $27,270                              33,348          72,730                                           72,730
   Net loss                                     -               -              -         (84,159)          (84,159)
                                        ---------- --------------- -------------- ---------------- ----------------

Balance, December 31, 1990                 66,695          82,730              -          (84,159)          (1,429)
   Net Loss                                     -               -              -           (3,416)          (3,416)
                                        ---------- --------------- -------------- ---------------- ----------------

Balance, December 31, 1991                 66,695          82,730              -          (87,575)          (4,845)
   Net Loss                                     -               -              -           (2,713)          (2,713)
                                        ---------- --------------- -------------- ---------------- ----------------

Balance, December 31, 1992                 66,695          82,730              -          (90,288)          (7,558)
   Net Loss                                     -               -                          (1,614)          (1,614)
                                        -------------------------- -------------- ---------------- ----------------

Balance, December 31, 1993                 66,695          82,730              -          (91,902)          (9,172)
   Net Loss                                                     -              -           (1,863)          (1,863)
                                        -------------------------- -------------- ---------------- ----------------

Balance, December 31, 1994                 66,695        $ 82,730            $ -        $ (93,765)       $ (11,035)




                                                                .... /Continued



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            (DEFICIT) for the period from February 28, 1989 (Date of
                           Inception) to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                                                         Deficit
                                                                                       Accumulated
                                                                                        During the
                                             Common Stock             Contributed      Development
                                       Shares          Amount           Capital           Stage             Total
                                       ------          ------           -------           -----             -----
Balance, December 31, 1994                 66,695           82,730                -           (93,765)         (11,035)
   Issuance of stock for
   services rendered - at $0.03
   per share                               50,000            1,500                -                 -            1,500
   Contributed capital                          -                -           24,842                 -           24,842
   Net loss                                     -                -                -           (16,735)         (16,735)
                                    -------------- ---------------- ---------------- ----------------- ----------------

Balance, December 31, 1995                116,695           84,230           24,842          (110,500)          (1,428)
   Net loss                                     -                -                -            (9,068)          (9,068)
                                    -------------- ---------------- ---------------- ----------------- ----------------

Balance, December 31, 1996                116,695           84,230           24,842          (119,568)         (10,496)
   Issuance of stock for cash
   - $0.011 per share                   2,000,000           21,300                -                 -           21,300
   Contributed capital                          -                               600                 -              600
   Net loss                                     -                -                -           (22,261)         (22,261)
                                    -------------- ---------------- ---------------- ----------------- ----------------

Balance, December 31, 1997              2,116,695          105,530           25,442          (141,829)         (10,857)
   Issuance of stock for
   services rendered
   - at $0.001 per share                7,000,000            7,000                -                 -            7,000
   - at $0.01 per share                   620,000            6,200                -                 -            6,200
   Net loss                                     -                -                -           (52,308)         (52,308)
                                    -------------- ---------------- ---------------------------------- ----------------

Balance, December 31, 1998              9,736,695          118,730           25,442          (194,137)         (49,965)
   Net loss                                     -                -                -            (7,412)          (7,412)
                                    -------------- ---------------- ---------------- ----------------- ----------------

Balance, June 30, 1999                  9,736,695        $ 118,730         $ 25,442        $ (201,549)       $ (57,377)
                                    ============== ================ ================ ================= ================



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                             (Unaudited See Note 1)

Note 1   Interim Reporting

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto.

Note 2        Nature and Continuance of Operations

The company is in the development stage and is devoting its efforts to locating merger candidates.

         These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of ($220,670) since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to acquire a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the company's development stage activities.

Income Taxes

The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes.

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

ITEM 2. MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999
------------------------------------------------------------------

The Company has experienced expenses of $26,533 for the six month period ended June 30, 1999 compared to $11,395 for the same period in 1998. The Company had no revenues for the period in 1999 or 1998. The Company had a net loss of ($26,533) for the period in 1999 and a net loss of ($11,395) in the same period 1998. The Company losses will continue until adequate business income can be achieved. While the company is seeking capital sources for investment and business; there is no assurance that such can be found.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999
---------------------------------------------------------

The Company had no revenues in the second quarter period in 1999 nor any revenues in the same period in 1998. The Company incurred expenses of $19,122 in the quarter in 1999 as compared to $7,000 in expenses in the same quarter in 1998. The Company had a net operations loss of ($19,122) in the quarter in 1999 and a net operations loss of ($7,000) in the same quarter, in 1998. The Company anticipates that the losses will continue for the foreseeable future until the Company develops or acquires business which generates sufficient revenues to at least cover expenses. Of course, there is no assurance that such an event will occur.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS
-------       -----------------

                  None

ITEM 2.       CHANGES IN SECURITIES
-------       ---------------------

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES
-------       ------------------------------

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

                  None

ITEM 5.       OTHER INFORMATION
-------       -----------------

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------       --------------------------------

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




                                  THE OHIO & SOUTHWESTERN ENERGY COMPANY

Date:  8/13/99
       -------                    /s/ Ralph Shearing
                                  ---------------------------------------
                                  Ralph Shearing, President