Form 10QSB
period 1999-09-30
OHIO & SOUTHWESTERN ENERGY CO
filed 1999-11-15
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
September 30, 1999                                   33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
             (Exact name of registrant as specified in its charter)


                       Colorado                      84-1116458
              (State of incorporation)            (I.R.S. Employer
                                                 Identification No.)

                7535 E. Hampden Ave., Ste. 600, Denver, CO 80231
               (Address of principal executive offices) (Zip Code)

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

                       9,736,695 as of September 30, 1999


                               THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                    (A Development Stage Company)
                                            BALANCE SHEET
                              September 30, 1999 and December 31, 1998
                                      (Unaudited - See Note 1)

                                             September 30,                  December 31,
                                                  1999                          1998
                                          -----------------             -----------------

                                     ASSETS

Current Assets:
Cash and cash equivalents                             $ -                           $ -

Prepaid expenses                                    $ 343                           $ -

Total current assets                                $ 343                           $ -
                                             =================             =================
TOTAL ASSETS                                        $ 343                           $ -
                                             =================             =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                 $ 25,189                      $ 21,642
Accounts payable, related parties                $ 55,050                      $ 28,323

                                             -----------------             -----------------
Total current liabilities                        $ 80,239                      $ 49,965
                                             -----------------             -----------------

Stockholder's Equity:

Common stock, $0.0001 stated                    $ 118,730                     $ 118,730
value Authorized 100,000,000
shares Issued and outstanding
9,736,695 shares

Preferred stock, no par value,                        $ -                           $ -
100,000,000 shares authorized, no
shares outstanding

Contributed capital                              $ 25,442                      $ 25,442

Retained Earnings (deficit)                     $(224,068)                    $(194,137)

                                           -----------------             -----------------
Total Stockholders' equity                      $ (79,896)                    $ (49,965)
                                           -----------------             -----------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $ 343                           $ -
                                           =================             =================



    The accompanying notes are an integral part of the financial statements.


                                              THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                                   (A Development Stage Company)
                                                STATEMENT OF OPERATIONS AND DEFICIT
                                        for the three and nine month period ended September
                                                         30, 1999 and 1998
                                  and February 28, 1989 (Date of Inception) to September 30, 1999
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)

                                                                                                           Cumulative
                                                                                                         from February
                                                                                                         28, 1989 (Date
                                                 Three Months Ending          Nine Months Ending        of Inception) to
                                                    September 30,                September 30,           September 30,
                                                 1999           1998          1999          1998              1999
          Revenue & Interest                             -                            -             -                   -

          Expenses
             Accounting and audit fees               1,244                        2,433             -               6,933
             Amortization                                                             -             -                 750
             Consulting fees                             -         6,200              -         6,200               6,200
             Filing fees                                 -                            -             -                 300
             General and administrative
                expenses                             1,614           410          4,173         4,805              84,678
             Legal fees                             (3,026)       25,000         10,434        25,000              43,524
             Management fees                             -                            -         7,000               7,000
             Rent                                    1,019                        4,436             -               7,322
             Telephone expense                         113                        2,174             -               4,626
             Transfer agent fees                       603                        1,946             -               3,304
             Travel and promotion                    1,830                        4,335             -               5,779

                                             -------------- ------------- ---------------------------- -------------------
          Loss before the following:                (3,397)      (31,610)       (29,931)      (43,005)           (170,416)
             Unauthorized distribution                   -                            -             -             (69,116)
             Gain on settlement of debt                  -                            -        15,464              15,464

                                             -------------- ------------- ---------------------------- -------------------

          Net Loss for the period                 $ (3,397)     $(31,610)      $(29,931)     $(27,541)          $(224,068)
                                             ============== ============= ============================ ===================

                                                         -             -              -             -
          Net loss per share
                                             ============== ============= ============================

          Weighted average number of
             common shares outstanding           9,736,695     9,550,695      9,736,695     6,694,695

                                             ============== ============= ============================



                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                              for the six months ended September 30, 1999 and 1998
                         and February 28, 1989 (Date of Inception) to September 30, 1999
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)
                                                                                                  Cumulative
                                                                                                 from February
                                                                                                   28, 1989
                                                                                               (Date of Incept-
                                                                Nine Months ended                  tion) to
                                                         September 30,        September 30,      September 30,
                                                             1999                1998                1999
Cash flow from operating activities:
Net income (loss)                                                (29,931)           (27,541)             (224,068)

Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
activities:
   Amortization                                                                                               750
   Consulting fees                                                                    6,200                 6,200
   Gain on settlement of debt                                                       (15,464)              (15,464)
   Management fees                                                                    7,000                 7,000
Changes in non-cash items:
   Prepaid expenses                                                 (343)                                    (343)
   Accounts Payable                                                3,547             29,805                42,153
   Due to related party                                           26,727                                   55,050

                                                      -------------------  -----------------  --------------------
Cash provided (used) by
   operating activities                                           29,931             27,541              (128,722)
Cash flows used in investing activity
   Organization costs                                                  -                  -                  (750)

                                                      ===================  =================  ====================

Net cash used in investing activity                                    -                $ -                  (750)
                                                      ===================  =================  ====================
Cash flows from financing activities:
   Proceeds from issuance of common stock                              -                  -               131,300
   Payment of offering costs                                           -                  -               (27,270)
   Contributed capital                                                 -                  -                25,442

                                                      -------------------  -----------------  --------------------
Net cash provided by financing activities                              -                  -               129,472

                                                      ===================  =================  ====================

Cash beginning of period                                               -                212                     -
                                                      -------------------  ---------------------------------------

Cash, end of period                                                  $ -              $ 212                   $ -
                                                      ===================  =======================================



                                    THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                        (A Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               for the period from February 28, 1989 (Date of Inception) to September 30, 1999
                                            (Stated in US Dollars)
                                           (Unaudited - See Note 1)

                                                                                     Deficit
                                                                                   Accumulated
                                                                                   During the
                                           Common Stock          Contributed       Development
                                       Shares     Amount           Capital            Stage           Total
Balance, February 28, 1989                     -           $ -            $ -          $ -                 $ -
   Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                              33,347        10,000              -                   -       10,000
                                     ------------ ------------- --------------  ------------------ ------------

Balance, December 31, 1989                33,347        10,000              -                   -       10,000
   Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs
   of $27,270                             33,348        72,730                                          72,730
   Net loss                                    -             -              -             (84,159)     (84,159)
                                     ------------ ------------- --------------  ------------------ ------------

Balance, December 31, 1990                66,695        82,730              -             (84,159)      (1,429)
   Net Loss                                    -             -              -              (3,416)      (3,416)
                                     ------------ ------------- --------------  ------------------ ------------

Balance, December 31, 1991                66,695        82,730              -             (87,575)      (4,845)
   Net Loss                                    -             -              -              (2,713)      (2,713)
                                     ------------ ------------- --------------  ------------------ ------------

Balance, December 31, 1992                66,695        82,730              -             (90,288)      (7,558)
   Net Loss                                    -             -                             (1,614)      (1,614)
                                     -------------------------- --------------  ------------------ ------------

Balance, December 31, 1993                66,695        82,730              -             (91,902)      (9,172)
   Net Loss                                                  -              -              (1,863)      (1,863)
                                     -------------------------- --------------  ------------------ ------------

Balance, December 31, 1994                66,695      $ 82,730            $ -           $ (93,765)    $(11,035)




                                                                                  .... /Continued



                                   THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                        (A Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               for the period from February 28, 1989 (Date of Inception) to September 30, 1999
                                           (Stated in US Dollars)
                                          (Unaudited - See Note 1)

                                                                                    Deficit
                                                                                  Accumulated
                                                                                  During the
                                           Common Stock           Contributed     Development
                                       Shares        Amount         Capital          Stage           Total
Balance, December 31, 1994                 66,695       82,730               -          (93,765)      (11,035)
   Issuance of stock for
   services rendered - at $0.03
   per share                               50,000        1,500               -                -         1,500
   Contributed capital                          -            -          24,842                -        24,842
   Net loss                                     -            -               -          (16,735)      (16,735)
                                    ---------------------------  -------------- ----------------  ------------

Balance, December 31, 1995                116,695       84,230          24,842         (110,500)       (1,428)
   Net loss                                     -            -               -           (9,068)       (9,068)
                                    ---------------------------  -------------- ----------------  ------------

Balance, December 31, 1996                116,695       84,230          24,842         (119,568)      (10,496)
   Issuance of stock for cash
   - $0.011 per share                   2,000,000       21,300               -                -        21,300
   Contributed capital                          -                          600                -           600
   Net loss                                     -            -               -          (22,261)      (22,261)
                                    ---------------------------  -------------- ----------------  ------------

Balance, December 31, 1997              2,116,695      105,530          25,442         (141,829)      (10,857)
   Issuance of stock for
   services rendered
   - at $0.001 per share                7,000,000        7,000               -                -         7,000
   - at $0.01 per share                   620,000        6,200               -                -         6,200
   Net loss                                     -            -               -          (52,308)      (52,308)
                                    ---------------------------  -------------------------------  ------------

Balance, December 31, 1998              9,736,695      118,730          25,442         (194,137)      (49,965)
   Net loss                                     -            -               -          (29,931)      (29,931)
                                    ---------------------------  -------------- ----------------  ------------

Balance, September 30, 1999             9,736,695     $118,730        $ 25,442       $ (224,068)     $(79,896)
                                    ===========================  ============== ================  ============


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                             (Stated in US Dollars)
                             (Unaudited See Note 1)

Note 1   Interim Reporting

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and notes thereto.

Note 2        Nature and Continuance of Operations

The company is in the development stage and is devoting its efforts to locating merger candidates.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of ($224,068) since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Fair Value of Financial Instruments
The carrying value of cash,accounts payable and due to related parties approximates fair value because of the short maturity of these instruments.

Note 4        Capital Stock -

                  i)   Preferred Stock

           a)     Authorized:
                       100,000,000, $0.01 par value

           b)     Issued:

              None issued

         ii)  Common stock
           a)     Authorized:
              1,000,000,000, no par value
                                                         #                 #
           b)     Issued:                               1999             1998
                                                        ----             ----
              Balance, September 30, 1999 and 1998     9,736,695       9,736,695
                                                       =========       =========

              iii)On October 22, 1997, the company  completed a reverse split on a one common share for 300 common shares basis. All common share transactions prior to the split have been restated to reflect this split.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO SAME PERIOD IN 1998

The Company currently has no business operations and no business revenues. The Company has experienced expenses for the nine month period of $29,931 in 1999 and $43,005 in 1998. The Company had no revenues for the period in 1999 or 1998. The Company had a net loss of ($29,931) for the period in 1999 and a net loss of ($27,541) in the same period 1998. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO SAME QUARTER IN 1998

The Company currently has no business operations and no business revenues. The Company had expenses totaling $3,397 in the period in 1999 compared to expenses of $31,610 in the period in 1998. The Company had no revenues in the period in 1999 or 1998. The Company incurred a net loss of ($3,397) in the period in 1999 and a net loss of ($31,610) in the same period in 1998.

The Company's losses will continue until a business and revenues can be acquired and achieved. While the Company is seeking a business acquisition and capital sources for investment, there is no assurance that a business can be acquired, or that any capital sources for investment will be achieved.

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



                                    THE OHIO AND SOUTHWESTERN ENERGY COMPANY

Date: November 4, 1999
                                    /s/ Ralph Shearing
                                    ----------------------------------------
                                    Ralph Shearing, President