Form 10KSB
period 1999-12-31
OHIO & SOUTHWESTERN ENERGY CO
filed 2000-03-31
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1999
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $135,836.87 (at $.125/share).

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 9,736,695.

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

         The Company entered into an Agreement in October 1998 to acquire Canbau Construction GMBH of Germany for one million shares of common stock of the Registrant. The Agreement required certain due diligence investigation and is based upon the representation of Canbau that it will have audited financial statements showing a four million dollar asset base. Canbau has been retained to construct a shrimp processing plant in Germany with an estimated cost of $42 million, subject to arrangement of financing which is not yet assured as of the date of the Agreement. The Agreement has never been consummated due to lack of funding and lack of audited financial statements, and has been cancelled

         The Company is actively seeking acquisition candidates.

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

Item 3.  Legal Proceedings

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1999.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                               1999                   High     Low

                           First quarter             .37               0
                           Second quarter            .125              0
                           Third quarter             .125               .125
                           Fourth quarter            .125               .125

                               1998                   High      Low

                           First quarter             *                 *
                           Second quarter            *                 *
                           Third quarter             .82               .37
                           Fourth quarter            .87               .37


          * No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 1999 there were approximately 60 record holders of the Company's common Stock.

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

                  Liquidity and Capital Resources

         The Company had no cash at December 31, 1999.

         The Company ceased active operations in 1991 and has no business at the present time. It anticipates seeking acquisition or merger candidates in the future.

         During the course of the fiscal year ended December 31, 1999, the Company's outstanding debt level increased to $85,960 from $49,965 in fiscal year ended December 31, 1998. This increase was due to costs relating to company's public status, and legal and accounting.

         Stockholders deficit increased to ($85,960) at December 31, 1999 compared to ($49,965) at December 31, 1998.

         The Company currently has no capital resources.

         The Company has no other known material commitments for capital expenditures.

                  Results of Operations

         During the fiscal year ended December 31, 1999, the Company incurred general and administrative expenses and consulting fees. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

         Results of Operations for Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

         The Company had no operating business and no revenues in 1999 nor any in 1997. The Company incurred general and administrative expenses, including legal and accounting, of $35,995 in 1999 as compared to $67,772 in 1998. The increased expenses resulted from legal, accounting, and management fees related to change of control and attempts to contract for a new business. The Company had a gain in 1998 on settlement of debt of $15,464. The net loss for the year in 1998 was ($35,995) as compared to a ($52,308) loss for 1998.

         The trend of losses on operations (or lack thereof) can be expected to continue until and unless the Company ever achieves substantial cash flow from any business operations. The Company has no business or operations as of the date hereof.

        Loss per share for year ended December 31, 1999 was ($.003) per share, compared to approximately ($.01) per share for year ended December 31, 1996.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Amisano & Hanson, CPA's of Vancouver, B.C. were retained in 1998 as auditors for the Company for fiscal year 1998and 1999 Prior auditors for the Company were A.J. Robbins, & Co., CPA, PC of Denver, Colorado for the fiscal years 1991 through 1997.

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


                                    PART III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a)

         The directors and executive officers of the Company as of December 31, 1998 are as follows:

          Name               Age         Position

Ralph Shearing                      43               President, Director

Ron Ginetz                          53               Secretary/Treasurer

Abbas Salih                         52               Director, Chairman

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

         Ralph E. Shearing, B.Sc., P.Geol., age 43 President and Director

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

         Abbas Salih, age 52 Chairman and Director

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

Ronald M.J. Ginetz, age 52,  Secretary Treasurer

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

Item 10. Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000. No cash bonuses were or are to be paid to such persons. No compensation was deferred.

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


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation Awards
-------------------------- ----------- ------------- ----------- ------------------------ -------------------- =====================
Name and Principal         Year        Salary ($)    Bonus ($)   Other Annual             Restricted Stock     Securities
Position                                                         Compensation ($)         Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
--------------------------
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
Ralph Shearing, President  1997        0             0           0                        0                    0
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
                           1998        0             0           0                        0                    0
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
                           1999        0             0           0                        0                    0
========================== ----------- ------------- ----------- ------------------------ -------------------- =====================
Ron Ginetz, Secretary      1997        0             0           0                        0                    0
                           ----------- ------------- ----------- ------------------------ -------------------- =====================
                           1998        0             0           0                        0                    0
                           =========== ============= =========== ======================== ==================== =====================
                           1999        0             0           0                        0                    0
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
Abbas Salih
================================= ================= ============== ===================== ============= =============================


*  See "Compensation Table of Executives"

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's management.

      Stock        Names and Address        Beneficial        Percent
  Title of Class   of Beneficial Owner       Ownership        of Class
---------------- ---------------------      ----------        --------
Common             Ralph Shearing            0                 0%
                   President/Director
                   650 W. Georgia St.
                   Suite 450
                   Vancouver, B.C.
                   Canada  V6B 4N8

Common             Abbas Salih               8,650,000         88%
                   (Chairman/Director)
                   650 W. Georgia St.
                   Suite 450
                   Vancouver, B.C.
                   Canada  V6B 4N8
                   (Beneficially
                   through CanArab
                   Acquisitions)

Common             Ronald M.J. Ginetz        0                 0%
                   (Secretary/Treasurer)
                   650 W. Georgia St.
                   Suite 450
                   Vancouver, B.C.
                   Canada  V6B 4N8

Officers and Directors as a group            8,650,000          88%

Item 12. Certain Relationships and Related Transactions

None during 1999 fiscal year

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibits are filed as part of this report.

1. Reports on Form 8-K (incorporated herein by reference):

None

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

Date:  March 30, 2000


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

                                    THE OHIO & SOUTHWESTERN ENERGY COMPANY

                                    (Registrant)
Date: March 30, 1999

                                    /s/ Ralph Shearing
                                    --------------------------------------------
                                    Ralph Shearing, Director



                                    /s/ Abbas Salih
                                    --------------------------------------------
                                    Abbas Salih, Director, Chairman

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

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999

                             (Stated in US Dollars)



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

                             (Stated in US Dollars)

The Ohio & Southwestern Energy Company (A Development Stage Company) Notes to the Financial Statements December 31, 1999 and 1998 - Page 15 (Stated in US Dollars)



TERRY AMISANO LTD.                                     /s/ AMISANO  HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                                AUDITORS' REPORT

To the Stockholders,
The Ohio & Southwestern Energy Company

We have audited the balance sheet of The Ohio & Southwestern Energy Company (A Development Stage Company) as at December 31, 1999 and 1998 and the statements of loss and deficit accumulated during the development stage, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in accordance with generally accepted accounting principles in the United States.

The financial statements as at December 31, 1997 and for the period from inception, February 28, 1989 to December 31, 1997 were audited by other auditors who expressed an opinion without reservation on those statements in there report dated April 16,1998.

Vancouver, Canada                                           "AMISANO HANSON"
February 16, 2000                                          Chartered Accountants

Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict
-------------------------------------------------------------------------

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in
Note 1 to the accompanying financial statements in respect of the company's working capital deficiency and its substantial losses from operations, substantial doubt about the company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the Stockholders dated February 16, 2000 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada                                         "AMISANO HANSON"
February 16, 2000                                         Chartered Accountants

Suite 604 - 750 West Pender Street, Vancouver, BC, Canada, V6C 2T7
Telephone: (604) 689-0188
Facsimile: (604) 689-9773
E-MAIL:    amishan@istar.ca




                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Stated in US Dollars)



                                         LIABILITIES
                                                               December 31,     December 31,
                                                                   1999             1998

Current
  Accounts payable                                             $     27,188     $     21,642
  Due to related party - Note 4                                      58,772           28,323
                                                                   --------         --------
                                                                     85,960           49,965
                                                                   --------         --------

                                   STOCKHOLDERS' DEFICIENCY
Common stock - Note 3                                               118,730          118,730
Contributed capital                                                  25,442           25,442
Deficit accumulated during the development stage                 (  230,132)      (  194,137)
                                                                   --------         --------
                                                                 (   85,960)      (   49,965)
                                                                   --------         --------
                                                               $          -     $          -
                                                                   ========         ========

Nature and Continuance of Operations - Note 1


ON BEHALF OF THE BOARD:
______________________, Director           _______________________, Director



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                 for the years ended December 31, 1999 and 1998
         and February 28, 1989 (Date of Inception) to December 31, 1999
                             (Stated in US Dollars)


                                                                                          Cumulative
                                                                                         from February
                                                                                        28, 1989 (Date
                                                                                         of Inception)
                                                                                              to
                                                                                         December 31,
                                                 1999          1998           1997           1999
                                                 ----          ----           ----           ----

Expenses
  Accounting and audit fees                  $      4,277  $      4,500  $          -   $      8,777
  Amortization                                          -             -             -            750
  Consulting fees - Note 4                              -         6,200        10,000         16,200
  Filing fees                                           -           300             -            300
  General and administrative  expenses -Note        5,619         8,542         7,261         71,124
4
  Legal fees - Note 4                              10,462        33,090         5,000         48,552
  Management fees - Note 4                              -         7,000             -          7,000
  Rent - Note 4                                     5,471         2,886             -          8,357
  Telephone expense                                 2,250         2,452             -          4,702
  Transfer agent fees                               3,058         1,358             -          4,416
  Travel and promotion                              4,858         1,444             -          6,302
                                                   --------      --------     --------    ----------
Loss before the following:                     (   35,995)   (   67,772)   (   22,261)    (  176,480)
  Unauthorized distribution                             -             -             -     (   69,116)
  Gain on settlement of debt                            -        15,464             -         15,464
                                                   --------      --------     --------    ----------
Net loss for the period                        (   35,995)   (   52,308)   (   22,261)  $ (  230,132)
                                                                                          ===========
Deficit, beginning of year                     (  194,137)   (  141,829)   (  119,568)
                                                   --------      --------     --------
Deficit, end of year                          $(  230,132)$  (  194,137)  $(  141,829)
                                                =========     =========     =========
Net loss per share                            $      -      $(     0.01)  $(     0.01)
                                                =========     =========     =========
Weighted average number of common shares
 outstanding                                    9,736,695     7,835,928     1,683,818
                                                =========     =========     =========

                            SEE ACCOMOPANYING NOTES



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 for the period from February 28, 1989 (Date of Inception) to December 31, 1999
                             (Stated in US Dollars)


                                                                           Deficit
                                                                         Accumulated
                                                                         During the
                                       Common Stock        Contributed   Development
                                 --------------------------
                                    Shares       Amount      Capital        Stage        Total
                                    ------       ------      -------        -----        -----

Balance, February 28, 1989                 -  $         -  $         -  $         -   $         -
 Issuance of stock to insiders
  on March 7, 1989 - at $0.30
  per share                           33,347       10,000            -            -        10,000
                                     -------      -------      -------      -------       -------
Balance, December 31, 1989            33,347       10,000            -            -        10,000
 Issuance of stock during
  public offering for $3.00 per
  share,  net of offering  costs
  of $27,270                          33,348       72,730            -            -        72,730

 Net loss                                  -            -            -    (  84,159)    (  84,159)
                                     -------      -------      -------      -------       -------
Balance, December 31, 1990            66,695       82,730            -    (  84,159)    (   1,429)
 Net loss                                  -            -            -    (   3,416)    (   3,416)
                                     -------      -------      -------      -------       -------
Balance, December 31, 1991            66,695       82,730            -    (  85,575)    (   4,845)
 Net loss                                  -            -            -    (   2,713)    (   2,713)
                                     -------      -------      -------      -------       -------
Balance, December 31, 1992            66,695       82,730            -    (  90,288)    (   7,558)
 Net loss                                  -            -            -    (   1,614)    (   1,614)
                                     -------      -------      -------      -------       -------
Balance, December 31, 1993            66,695       82,730            -    (  91,902)    (   9,172)
 Net loss                                  -            -            -    (   1,863)    (   1,863)
                                     -------      -------      -------      -------       -------
Balance, December 31, 1994            66,695       82,730            -    (  93,765)    (  11,035)




                                                                       Continued
                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 for the period from February 28, 1989 (Date of Inception) to December 31, 1999
                             (Stated in US Dollars)


                                                                           Deficit
                                                                         Accumulated
                                                                         During the
                                       Common Stock        Contributed   Development
                                 --------------------------
                                    Shares       Amount      Capital        Stage        Total
                                    ------       ------      -------        -----        -----

 Issuances of stock for
  services rendered - at $0.03
  per share                           50,000        1,500            -            -         1,500
 Contributed capital                       -            -       24,842            -        24,842
 Net loss                                  -            -            -    (  16,735)    (  16,735)
                                   ---------     ---------    ---------    ---------     ---------
Balance, December 31, 1995           116,695       84,230       24,842    ( 110,500)    (   1,428)
 Net loss                                  -            -            -    (   9,068)    (   9,068)
                                   ---------     ---------    ---------    --------      ---------
Balance, December 31, 1996           116,895       84,230       24,842    ( 119,568)    (  10,496)
 Issuance of stock for cash
  - at $0.011 per share            2,000,000       21,300            -            -        21,300
 Contributed capital                       -            -          600            -           600
 Net loss                                  -            -            -    (  22,261)    (  22,261)
                                   ---------     ---------    ---------    ---------     ---------
Balance, December 31, 1997         2,116,695      105,530       25,442    ( 141,829)    (  10,857)
 Issuance of stock for
  services rendered
  - at $0.001 per share            7,000,000        7,000            -            -         7,000
  - at $0.01 per share               620,000        6,200            -            -         6,200
 Net loss                                  -            -            -    (  52,308)    (  52,308)
                                   ---------     ---------    ---------    ---------     ---------
Balance, December 31, 1998         9,736,695  $   118,730  $    25,442  $ ( 194,137)  $ (  49,965)
Net loss                                   -            -            -    (  35,995)    (  35,995)
                                   ---------     ---------    ---------    ---------     ---------
Balance, December 31, 1999         9,736,695  $   118,730  $    25,442  $ ( 230,132)  $ (  85,960)
                                   =========     =========    =========    =========     =========

                             SEE ACCOMPANYING NOTES



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                for years ended December 31, 1999, 1998 and 1997
         and February 28, 1989 (Date of Inception) to December 31, 1999
                             (Stated in US Dollars)


                                                                                          Cumulative
                                                                                         from February
                                                                                           28, 1989
                                                                                        (Date of Incep-
                                                                                           tion) to
                                                                                         December 31,
                                                 1999          1998           1997           1999
                                                 ----          ----           ----           ----

Cash flow used in operating activities:
  Net loss                                   $ (   35,995) $ (   52,308) $ (   22,261)  $ (  230,132)
  Adjustments  to reconcile  net loss to net
   cash used in operations:
    Amortization                                        -             -             -            750
    Consulting fees                                     -         6,200             -          6,200
    Gain on settlement of debt                          -    (   15,464)            -     (   15,464)
    Management fees                                     -         7,000             -          7,000
  Changes in non-cash items:
    Accounts payable                                5,546        26,037           573         44,152
    Due to related party                           30,449        28,323             -         58,772
                                                  ---------    ---------     ---------      ---------
Net cash used in operating activities                   -    (      212)   (   21,688)    (  128,722)
                                                  ---------    ---------     ---------      ---------
Cash flows used in investing activity
  Organization costs                                    -             -             -     (      750)
                                                  ---------    ---------     ---------      ---------
Net cash used in investing activity                     -             -             -     (      750)
                                                  ---------    ---------     ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                -             -        21,300        131,300
  Payment of offering costs                             -             -             -     (   27,270)
  Contributed capital                                   -             -           600         25,442
                                                  ---------    ---------     ---------      ---------
Net cash provided by financing activities               -             -        21,900        129,472
                                                  ---------    ---------     ---------      ---------
Net increase in cash                                    -             -           212              -

Cash, beginning of period                               -           212             -              -
                                                  ---------    ---------     ---------      ---------
Cash, end of period                          $          -   $         -   $       212    $         -
                                                  =========    =========     =========      =========

Non-Cash Transactions - Note 7

                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                             (Stated in US Dollars)


Note 1     Nature and Continuance of Operations

           The company is in the development stage and is devoting its efforts to locating merger candidates.

           These financial statements have been prepared on a going concern basis. The company has working capital deficiency of $85,960 and has accumulated a deficit of $230,132 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

           Income Taxes

           The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

           Loss Per Share

           Loss per share figures have been calculated based upon the weighted average number of shares outstanding during the years.

Note 2     Summary of Significant Accounting Policies - (cont'd)

           Fair Value of Financial Instruments

           The carrying value of accounts payable and due to related parties approximates fair value because of the short maturity of these instruments.

Note 3     Capital Stock - Note 4

          i)  Preferred Stock
              a)  Authorized:
                  100,000,000, $0.01 par value

              b)  Issued:
                  None issued

          ii) Common stock
              a)  Authorized:
                  100,000,000, no par value

              b)  Issued:                                #                 $
                                                        ---------       --------
                  Balance, December 31, 1999 and 1998   9,736,695       118,730
                                                        =========       ========

Note 4     Related Party Transactions

           During the year ended December 31, 1999, a director of the company charged management fees of $Nil (1998: $7,000 - these 1998 fees were settled by the issuance of 7,000,000 shares of the company at $0.001 per share).

           The company was charged the following by a company with a common director or by a shareholder:

                                                  1999         1998         1997        Total
                                                  ----         ----         ----        -----

           Consulting fees                      $       -  $     6,200  $    10,000  $    16,200
           General and administration expenses      4,639        2,171            -        6,810
           expenses
           Legal fees                                   -            -        5,000        5,000
           Management fees                              -        7,000            -        7,000
           Rent                                     5,471        2,886            -        8,357
                                                   ------       ------       ------       ------
                                                $  10,110  $    18,257  $    15,000  $    43,367
                                                   ------       ------       ------       ------

           During the year ended December 31, 1997, the company paid $10,000 to a shareholder for consulting services and $5,000 to a shareholder for legal fees.

           Due to a related party at December 31, 1999 is comprised of expenses paid by a company with a common director on behalf of the company for operating costs. This amount is non-interest bearing, unsecured and is there are no specific terms for repayment.

Note 5     Deferred Tax Assets

           The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

           The following table summarizes the significant components of the company's deferred tax assets:

                                                                    Total
                                                                    -----
          Deferred Tax Assets
            Non-capital loss carryforwards                      $   230,132
                                                                   ========
          Gross deferred tax assets                             $   115,066
          Valuation allowance for deferred tax asset              ( 115,066)
                                                                   --------
                                                                $         -
                                                                   ========

           The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6     Income Taxes

           No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 1999, the company has net operating loss carryforwards which expire commencing in 2005 totalling approximately $230,132, the potential tax benefit of which has not been recorded in the financial statements.

Note 7     Non-Cash Transactions - Note 4

           Operating, investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The company issued common shares for services provided to the company during the following years:

                                      Number of             Price
                                    Common Shares         Per Share                $
                                    -------------         ---------              --------

          1995                           50,000               $0.03               1,500
          1998                        7,000,000               $0.001              7,000
          1998                          620,000               $0.01               6,200
                                      --------                                   -------
                                      7,670,000                                  14,700
                                      ========                                   =======



Note 8     Comparative Figures

           Certain figures of the prior years have been restated to conform with the presentation used in the current year.

Note 9     New Accounting Standards

           In December 1997, the Accounting Standard Board Issued statement 3465, "Income Taxes", which establishes standards for the recognition, measurement, presentation and disclosure of income and refundable taxes. This statement is effective for fiscal years beginning on or after January 1, 2000. Adopting this standard will not have a material impact on the company's financial position, results of operations or cash flows.

           In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard did not have a material impact on the company's financial position, results of operations or cash flows.

           In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 10    Uncertainty Due to the Year 2000 Issue

           The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.