Form 10QSB
period 2000-03-31
OHIO & SOUTHWESTERN ENERGY CO
filed 2000-05-03
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
March 31, 2000                              33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                      Colorado                  84-1116458
                      --------                  ----------
        (State of incorporation)                (I.R.S. Employer
                                                Identification No.)

                       7535 E. Hampden Ave., Ste. 600, Denver, CO  80231
                       ------------------------------------------  -----
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

                                    Yes  X       No   ___
                                        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          9,736,695 as of March 31,2000



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
                                 BALANCE SHEET
      as at March 31, 2000 and December 31, 1999 (Unaudited - See Note 1)
                             March 31, December 31,

                                                                 2000              1999
                                                           -----------------  ---------------


                             LIABILITIES

            Current Liabilities:
            Accounts Payable                                $   27,522              $ 27,188
            Accounts payable, related parties               $   63,905               $ 8,772
                                                           -----------------  ---------------


            Total current liabilities                       $   91,427              $ 85,960
                                                           =================  ===============


                       STOCKHOLDERS' DEFICIENCY

            Common stock - Note 4                                  $118,730         $118,730

            Contributed capital                                    $ 25,442         $ 25,442

            Deficit accumulated during the development           $(235,599)       $(230,132)
            stage
                                                           -----------------  ---------------

            Total Stockholders' equity                           $ (91,427)       $ (85,960)
                                                           =================  ===============

                                                                       $  -             $  -
                                                           =================  ===============



    The accompanying notes are an integral part of the financial statements.

            Nature and Continuance of Operations - Note 2



            ON BEHALF OF THE BOARD



                           "Ralph Shearing"
                               Director






                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
                      STATEMENT OF OPERATIONS AND DEFICIT
for the three months periods ended March 31, 2000 and 1999 and February 28, 1989
 (Date of Inception) to March 31, 2000 (Stated in US Dollars) (Unaudited - See
                                    Note 1)

                                                                                 Cumulative
                                                                               from February
                                                                               28, 1989 (Date
                                                                              of Inception) to
                                             March 31,        March 31,          March 31,
                                                2000             1999               2000
   Revenue & Interest                                    -                                      -
   Expenses
      Accounting and audit fees                          -             708                  8,777
      Amortization                                                       -                    750
      Consulting fees                                    -               -                 16,200
      Filing fees                                      936               -                  1,236
      General and administrative                     1,739           1,237                 72,863
         expenses
      Legal fees                                         -               -                 48,552
      Management fees                                    -               -                  7,000
      Rent                                           1,415           1,758                  9,772
      Telephone expense                                 88           1,995                  4,790
      Transfer agent fees                              611             627                  5,027
      Travel and promotion                             678           1,087                  6,980
                                          ----------------- --------------------  ----------------

   Loss before the following:                      (5,467)         (7,412)              (181,947)
      Unauthorized distribution                          -                               (69,116)
      Gain on settlement of debt                         -                                 15,464
                                                         -
                                                         -

                                          --------------------------------------  ----------------

   Net Loss for the year                          $(5,467)         (7,412)         $     (235,599)
   Deficit, beginning of year                    (230,132)       (194,137)
                                            ================   =================   ===============

   Deficit, end of year                          (235,599)       (201,549)
                                          =================================

   Net loss per share                                    -          (0.01)
                                          =================================


   Weighted average number of
      Common shares outstanding                  9,736,695       9,736,695
                                          =================================










                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
 for three months ended March 31, 2000 and 1999 and February 28, 1989 (Date of
  Inception) to March 31, 2000 (Stated in US Dollars) (Unaudited - See Note 1)


                                                                                            Cumulative
                                                                                              from
                                                                                            February
                                                                                            28, 1989
                                                                                            (Date of
                                                                                            Incept-
                                                            Three months ended              tion) to
                                                         March 31,         March 31,       March 31,
                                                            2000             1999             2000
Cash flow from
operating activities:
Net income (loss)                                             (5,467)          (7,412)        (235,599)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
activities:
   Amortization                                                                      -              750
   Consulting fees                                                  -                -            6,200
   Gain on settlement of debt                                       -                -         (15,464)
   Management fees                                                  -                -            7,000
Changes in non-cash items:
   Prepaid expenses                                                 -            (540)                -
   Accounts Payable                                               334            1,335           44,486
   Due to related party                                         5,133            6,617           63,905
                                                       ---------------   --------------  ---------------
Cash provided (used) by
   operating activities                                             -                -        (128,722)
Cash flows used in investing activity
   Organization costs                                               -                             (750)
                                                       ===============   ==============  ===============


Net cash used in investing activity                               $ -              $ -            (750)
                                                       ===============   ==============  ===============

Cash flows from financing activities:
   Proceeds from issuance of common stock                           -                -          131,300
   Payment of offering costs                                        -                -         (27,270)
   Contributed capital                                              -                -           25,442
Net cash provided by financing activities                           -                -          129,472

                                                    ==================   ==============  ===============

Net increase in cash                                                -                -                -

Cash beginning of period                                            -                -                -
                                                    ------------------   --------------  ---------------

                                                                 $  -             $  -             $  -
Cash, end of period
                                                    ==================   ==============  ===============





                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  for the period from February 28, 1989 (Date of Inception) to March 31, 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                                                                                      Deficit
                                                                                    Accumulated
                                                                                    During the
                                           Common Stock             Contributed     Development
                                        Shares        Amount         Capital           Stage             Total
Balance, February 28, 1989                          -          $ -          $-          $ -                    $ -
   Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                                   33,347       10,000           -            -                 10,000
                                 ----------------------  ---------- ----------- -------------------- --------------

Balance, December 31, 1989                     33,347       10,000           -            -                 10,000
   Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs
   of $27,270                                  33,348       72,730                                          72,730
                                 ----------------------  ---------- ----------- -------------------- --------------

   Net loss                                         -            -           -           (84,159)         (84,159)

Balance, December 31, 1990                     66,695       82,730           -           (84,159)          (1,429)
   Net Loss                                         -            -           -            (3,416)          (3,416)
                                 ----------------------  ---------- ----------- -------------------- --------------

Balance, December 31, 1991                     66,695       82,730           -           (87,575)          (4,845)
   Net Loss                                         -            -           -            (2,713)          (2,713)
                                 ----------------------  ---------- ----------- -------------------- --------------

Balance, December 31, 1992                     66,695       82,730           -           (90,288)          (7,558)
   Net Loss                                         -            -                        (1,614)          (1,614)
                                 ----------------------  ---------- -------------------------------- --------------



Balance, December 31, 1993                     66,695       82,730           -           (91,902)          (9,172)
   Net Loss                                                      -           -            (1,863)          (1,863)
                                 ----------------------  ---------- ----------- -------------------- --------------

Balance, December 31, 1994                     66,695      $82,730          $-         $ (93,765)        $(11,035)




                                                    .... /Continued



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  for the period from February 28, 1989 (Date of Inception) to March 31, 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                       During the
                                           Common Stock                 Contributed   Development
                                              Shares        Amount        Capital        Stage           Total
Balance, December 31, 1994                        66,695        82,730            -        (93,765)       (11,035)
   Issuance of stock for
   services rendered - at $0.03
   per share                                      50,000         1,500            -               -          1,500
   Contributed capital                                 -             -       24,842               -         24,842
   Net loss                                            -             -            -        (16,735)       (16,735)
                                          ----------------  -----------   ---------- --------------- --------------

Balance, December 31, 1995                       116,695        84,230       24,842       (110,500)        (1,428)
   Net loss                                            -             -            -         (9,068)        (9,068)
                                          ----------------  -----------   ---------- --------------- --------------


Balance, December 31, 1996                       116,695        84,230       24,842       (119,568)       (10,496)
   Issuance of stock for cash
   - $0.011 per share                          2,000,000        21,300            -               -         21,300
   Contributed capital                                 -                        600               -            600
   Net loss                                            -             -            -        (22,261)       (22,261)
                                          ----------------  -----------   ---------- --------------- --------------


Balance, December 31, 1997                     2,116,695       105,530       25,442       (141,829)       (10,857)
   Issuance of stock for
   services rendered
   - at $0.001 per share                       7,000,000         7,000            -               -          7,000
   - at $0.01 per share                          620,000         6,200            -               -          6,200
   Net loss                                            -             -            -        (52,308)       (52,308)
                                          ----------------  ------------  ----------- --------------- --------------

Balance, December 31, 1998                     9,736,695       118,730       25,442       (194,137)       (49,965)
   Net loss                                            -             -            -        (35,995)       (35,995)
                                          ----------------  ------------  ----------- --------------- --------------

Balance, December 31, 1999                     9,736,695      $118,730      $25,442      $(230,132)      $(85,960)
   Net Loss                                            -             -            -         (5,467)        (5,467)
                                          ----------------  ------------  ------------ --------------- --------------

Balance as at March 31, 2000                   9,736,695       118,730       25,442       (235,599)       (91,427)
                                          ================  ===========   ============ =============== ==============


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                             (Unaudited See Note 1)

               Note 1        Interim Reporting

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto.

Note 2     Nature and Continuance of Operations

The company is in the development stage and is devoting its efforts to locating merger candidates.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of ($235,599) since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 4     Capital Stock -


i)     Preferred Stock
      a)       Authorized:
           100,000,000, $0.01 par value

      b)       Issued:
           None issued

ii)      Common stock
       a)      Authorized:
           1,000,000,000, no par value
                                                          #               #
       b)      Issued:                                   1998           1997
                                                         ----           ----
           Balance, Dec 31, 1999 and 1998                9,736,695     2,116,895
----------------------------------------------------============== =============

                     iii) On October 22, 1997,  the company  completed a reverse split on a one common share for 300 common shares basis. All common share transactions prior to the split have been restated to reflect this split.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company has experienced expenses for the three month period of $5,467 in 2000 and $7,412 in 1999. The Company had no revenues for the period in 2000 or 1999. The Company had a net loss of ($5,467) for the period in 2000 and a net loss of ($7,412) in the same period 1999. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

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


                            Ralph Shearing, President