Form 10QSB
period 2000-06-30
OHIO & SOUTHWESTERN ENERGY CO
filed 2000-08-08
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
June 30, 2000                                             33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                               84-1116458
                 --------                               ------------
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

                          9,736,695 as of June 30, 2000


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
                                 BALANCE SHEET
                   as of June 30, 2000 and December 31, 1999
                            (Unaudited - See Note 1)


                                                            June 30,        December 31,
                                                              2000              1999
                                                            --------        ------------

        LIABILITIES

Current Liabilities:
Accounts Payable                                             $ 27,927        $ 27,188
Accounts payable, related parties                              68,098          58,772
                                                            ----------      ----------

Total current liabilities                                    $ 96,025        $ 85,960
                                                            ==========      ==========
STOCKHOLDERS' DEFICIENCY

Common stock - Note 4                                        $118,730        $118,730
Contributed capital                                            25,442          25,442
Deficit accumulated during the delopment stage              ($240,197)      ($230,132)
                                                            ----------      ----------
Total Stockholders' Equity                                   ($96,025)       ($85,960)
                                                            ----------      ----------

                                                             $      -        $      -)
                                                            ==========      ==========


The accompanying notes are an integral part of the financial statements.

Nature and Continuance of Operations - Note 2


ON BEHALF OF THE BOARD

"Ralph Shearing"
-----------------------------
Director



"Abbas Salih"
-----------------------------
Director



                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                         (A Development Stage Company)
                                      STATEMENT OF OPERATIONS AND DEFICIT
                             for the six month periods ended June 30, 2000 and 1999
                           and February 28, 1989 (Date of Inception) to June 30, 2000
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)


                                                                                                        Cumulative
                                                                                                        from February
                                                                                                        28, 1989 (Date
                                                                                                        of Inception) to
                                                           30-Jun                30-Jun                 June 30,
                                                           2000                  2000                   2000
                                                           ------                ------                 -----------------

Revenue & Interest                                              -                                               -

Expenses
  Accounting and audit fees                                   655                   1,189                   9,432
  Amortization                                                  -                       -                     750
  Consulting Fees                                               -                       -                  16,200
  Filing fees                                                 936                       -                   1,236
  General and administrative expenses                       3,119                   2,559                  74,243
  Legal fees                                                   27                  13,460                  48,579
  Management fees                                               -                       -                   7,000
  Rent                                                      2,859                   3,418                  11,216
  Telephone expense                                           185                   2,061                   4,887
  Transfer agent fee                                        1,320                   1,343                   5,736
  Travel and promotion                                        962                   2,504                   7,264
                                                        ----------------------------------------------------------
                                                          (10,065)                (26,534)               (186,545)

Loss before the following:
  Unauthorized distribution                                     -                                         (69,116)
  Gain on settlement of debt                                    -                                          15,464
Net Loss for the year                                     (10,065)                (26,534)              ($240,197)
                                                                                                        ==========

Deficit, beginning of year                               (230,132)               (194,137)
                                                        ==========              ==========
Deficit, end of year                                    ($240,197)              ($220,671)
                                                        ==========              ==========
Net loss per share                                          (0.02)                  (0.02)
                                                        ==========              ==========
Weighted average number of common
  shares outstanding                                    9,735,695               9,736,695
                                                        ==========              ==========



                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                         (A Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                                  for six months ended June 30, 2000 and 1999
                           and February 28, 1989 (Date of Inception) to June 30, 2000
                                            (Unaudited - See Note 1)

                                                                                                Cumulative
                                                                                                from February
                                                                                                28, 1989
                                                                                                (Date of Incept-
                                                                Six months ended                tion) to
                                                        June 30,             June 30,           June 30,
                                                        2000                 2000               2000
                                                        ---------          -----------          ----------------

Cash flow from operating activities:
Net income (loss)
Adjustmetns to reconcile net income (loss)              ($10,065)               (19,122)        ($240,197)
 to net cash provided (used by operating activites:
  Amortization                                                                        -               750
  Consulting fees                                              -                      -             6,200
  Gain on settlement of debt                                   -                      -           (15,464)
  Management fees                                              -                      -             7,000
Changes in non-cash items:
  Prepaid expenses                                             -                    197                 -
  Accounts Payable                                           739                  1,430            44,891
  Due to related party                                     9,326                 17,495            68,098
                                                        ---------               --------        ----------
Cash provided (used by) operating activities                   -                      -          (128,722)
                                                        ---------               --------        -----------

Cash flows used in investing activity
  Organization costs                                           -                                     (750)
                                                        ---------               --------        -----------
Net cash used in investing activity                     $      -                $     -             ($750)
Cash flows from financing activities:
  Proceeds from issuance of common stock                       -                      -           133,300
  Payment of offering costs                                    -                      -           (27,270)
  Contributed capital                                          -                      -            25,442
                                                        ---------               --------        -----------
Net cash provided by financing activities                      -                      -           129,472
                                                        ---------               --------        -----------
Net increase in cash                                           -                      -                 -
Cash beginning of period                                       -                      -                 -
                                                        ---------               --------        -----------
Cash, end of period                                     $      -                $     -         $       -
                                                        =========               ========        ===========


                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                         (A Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    for the period from February 28, 1989 (Date Inception) to June 30, 2000
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)



                                                                                Deficit
                                                                                Accumulated
                                                                                During the
                                                Common Stock    Contributed     Development
                                        Shares          Amount  Capital         Stage           Total
                                        ------          ------  -----------     -----------     -----
Balance, February 28, 1989                   -               -          -               -            -
  Issuance of stock to insiders
  on March 7, 1989 - at $0.30
  per share                             33,347          10,000          -               -       10,000
                                        ------          ------   --------       ---------       ------

Balance, December 31, 1989              33,347          10,000          -               -       10,000
  Issuance of stock during
  public offering for $3.00 per
  share, net of offering costs
  of $27,270                            33,348          72,730                                  72,730
  Net loss                                   -               -          -         (84,159)     (84,159)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1990              66,695          82,730          -         (84,159)      (1,429)
  Net loss                                   -               -          -          (3,416)      (3,416)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1991              66,695          82,730          -         (87,575)      (4,845)
  Net loss                                   -               -          -          (2,713)      (2,713)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1992              66,695          82,730          -         (90,288)      (7,558)
  Net loss                                   -               -                     (1,614)      (1,614)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1993              66,695          82,730          -         (91,902)      (9,172)
  Net loss                                                   -          -          (1,863)      (1,863)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1994              66,695          82,730          -         (93,765)     (11,035)





                                                                 .../Continued


                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                         (A Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    for the period from February 28, 1989 (Date Inception) to June 30, 2000
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)



                                                                                Deficit
                                                                                Accumulated
                                                                                During the
                                                Common Stock    Contributed     Development
                                        Shares          Amount  Capital         Stage           Total
                                        ------          ------  -----------     -----------     -----
Balance, December 31, 1994              66,695          82,730          -         (93,765)     (11,035)
  Issuance of stock for
  services rendered - at $0.03
  per share                             50,000           1,500          -               -        1,500
  Contributed capital                        -               -     24,842               -       24,842
  Net loss                                   -               -          -         (16,735)     (16,735)
                                        ------          ------     ------        ---------     --------

Balance, December 31, 1995             116,695          84,230     24,842        (110,500)      (1,428)
  Net loss                                   -               -          -          (9,068)      (9,068)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1996             116,695          84,230     24,842        (119,568)     (10,496)
  Issuance of stock for cash
  - $0.011 per share                 2,000,000          21,300          -               -       21,300
  Contributed capital                        -                        600               -          600
  net loss                                   -               -          -         (22,261)     (22,261)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1997           2,116,695         105,530     25,442        (141,829)     (10,857)
  Issuance of stock for
  services renderd
  - at $0.001 per share              7,000,000           7,000          -               -        7,000
  - at $0.01 per share                 620,000           6,200          -               -        6,200
  Net loss                                   -               -          -         (52,308)     (52,308)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1998           9,736,695         118,730     25,442        (194,137)     (49,965)
  Net los                                    -               -          -         (35,995)     (35,995)
                                        ------          ------   --------       ----------      -------

Balance, December 31, 1999           9,736,695         118,730     25,442        (230,132)     (85,960)
  Net loss                                   -               -          -         (10,065)     (10,065)
                                        ------          ------   --------       ----------     --------

Balance as at June 30, 2000          9,736,695         118,730     25,442         (24,197)     (96,025)
                                     =========         =======  =========       ==========     ========



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

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

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of ($240,197) since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 4        Capital Stock -
              -------------


         i)      Preferred Stock
               a) Authorized:
                    100,000,000, $0.01 par value

               b) Issued:
                    None issued


         ii)   Common stock

                a)         Authorized:
                    1,000,000,000, no par value

                b)         Issued:                        #                 $
                                                          -                 -
                    Balance, Dec 31, 1999 and 1998     9,736,695         118,730
                                                       =========================

     iii) On October 22, 1997, the company completed a reverse split on a one common share for 300 common shares basis. All common share transactions prior to the split have been restated to reflect this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has experienced expenses for the six month period of $10,065 in 2000 and $26,534 in 1999. The Company had no revenues for the period in 2000 or 1999. The Company had a net loss of ($10,065) for the period in 2000 and a net loss of ($26,534) in the same period 1999. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

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

                                        THE OHIO AND SOUTHWESTERN ENERGY COMPANY

Date:  July 28, 2000
                                        /s/ Ralph Shearing
                                        ----------------------------------------
                                        Ralph Shearing, President