Form 10QSB
period 2000-09-30
OHIO & SOUTHWESTERN ENERGY CO
filed 2000-11-21
CIK 53320

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
September 30, 2000                                          33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                      84-1116458
                  --------                    --------------
         (State of incorporation)               (I.R.S. Employer
                                                Identification No.)

REGISTERED OFFICE:
-----------------

                7535 E. Hampden Ave., Ste. 600, Denver, CO 80231
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

EXECUTIVE OFFICES:
-----------------

                450-650 West Georgia St., Vancouver, B.C. Canada
            -------------------------------------------------------
        Registrant's telephone number, including area code (604) 684-8662


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

                       9,736,695 as of September 30, 2000

ITEM 1.  FINANCIAL INFORMATION



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                                  BALANCE SHEET
                 as at September 30, 2000 and December 31, 1999
                            (Unaudited - See Note 1)

                                                                30-Sep            December 31,
                                                                 2000                 1999
                                                                ------            ------------

                                                   LIABILITIES

Current
Accounts Payable                                           $      73,361                  $ 27,188
Due to related party                                       $      79,640                  $ 58,772
                                                           --------------               -----------
                                                           $     153,001                  $ 85,960
                                                           --------------               -----------
                                            STOCKHOLDERS' DEFICIENCY

Share capital
  Authorized:
    100,000,000 common shares, no par value
    100,000,000 preferred shares, $0.01 par value

  Issued:
    9,736,695 common shares - Note 2                             144,172                   144,172
Deficit accumulated during the development stage              $ (297,173)               $ (230,132)
                                                           --------------               -----------
                                                              $ (153,001)                $ (85,960)
                                                           --------------               -----------

                                                                     $ -                       $ -
                                                           ==============               ===========


                             SEE ACCOMPANYING NOTES

Business Acquisition - Note 3



                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                          (A Development Stage Company)
                                       STATEMENT OF OPERATIONS AND DEFICIT
                     for the three and nine month periods ended September 30, 2000 and 1999 and February 28, 1989 (Date of Inception) to September 30, 2000
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)



                                                                                                               February 28, 1989
                                                 Three               Three           Nine            Nine          (Date of
                                              months ended       months ended    months ended    months ended    Inception) to
                                             September 30,       September 30,  September 30,   September 30,    September 30,
                                                  2000               1999            2000            1999            2000
                                                  ----               ----            ----            ----            ----

Operating expenses                           $      56,976    $      3,397     $    67,041    $      29,931    $       243,521
                                            ---------------   -------------    ------------   --------------   ----------------
Loss before other items                        (    56,976)     (    3,397)      (  67,041)     (    29,931)     (     243,521)
Other items
   Unauthorized distribution                             -               -               -                -      (      69,116)
   Gain on settlement of debt                            -               -               -                -             15,464
                                            ---------------   -------------    ------------   --------------   ----------------
Net loss for the period                        (    56,976)     (    3,397)      (  67,041)     (    29,931)     (     297,173)

Deficit, beginning of period                   (   240,197)     (  220,671)      ( 230,132)     (   194,137)                 -
                                            ---------------   -------------    ------------   --------------   ----------------
                                             $ (   297,173)   $ (  224,068)    $ ( 297,173)   $ (   224,068)   $ (     297,173)
                                            ===============   =============    ============   ==============   ================
Loss per share                               $ (      0.00)   $ (     0.00)    $ (    0.01)   $ (      0.00)
                                            ===============   =============    ============   ==============   ================
Weighted average number of common shares
 outstanding                                     9,736,695       9,736,695       9,736,695        9,736,695
                                            ===============   =============    ============   ==============





                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                       for three and nine month periods ended September 30, 2000 and 1999 and February 28, 1989 (Date of Inception) to September 30, 2000
                                            (Unaudited - See Note 1)


                                                                                                                   February 28, 1989
                                                     Three             Three             Nine            Nine          (Date of
                                                  months ended     months ended      months ended    months ended    Inception) to
                                                 September 30,     September 30,    September 30,   September 30,    September 30,
                                                      2000             1999              2000            1999            2000
                                                      ----             ----              ----            ----            ----

Cash Flows from Operating Activities
   Net (loss)                                      $ (  56,976)   $ (  3,397)    $ (   67,041)   $ (   29,931)   $ (     297,173)
   Add (deduct) items not affecting cash
   Amortization                                              -             -                -               -                750
   Consulting fees                                           -             -                -               -              6,200
   Gain on settlement of debt                                -             -                -               -      (      15,464)
   Management fees                                           -             -                -               -              7,000
                                                   ------------   -----------    -------------   -------------   ----------------
                                                     (  56,976)     (  3,397)      (   67,041)     (   29,931)     (     298,687)
Change in non-cash items
   Prepaid expenses                                          -             -                -      (      343)                 -
   Accounts payable                                     45,434           782           46,173           3,547             90,325
   Due to related party                                 11,542         2,615           20,868          26,727             79,640
                                                   ------------   -----------    -------------   -------------   ----------------
Net cash (used by) from operating activities                 -             -                -               -      (     128,722)
                                                   ------------   -----------    -------------   -------------   ----------------



                             SEE ACCOMPANYING NOTES



                                THE OHIO & SOUTHWESTERN ENERGY COMPANY Continued
                                          (A Development Stage Company)
                                            STATEMENTS OF CASH FLOWS
                     for the three and nine month periods ended September 30, 2000 and 1999 and for the period February 28, 1989 (Date of Inception) to September 30, 2000
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)


                                                                                                                   February 28, 1989
                                                   Three             Three             Nine             Nine          (Date of
                                                months ended     months ended      months ended     months ended    Inception) to
                                               September 30,     September 30,    September 30,    September 30,    September 30,
                                                    2000             1999              2000             1999            2000
                                                    ----             ----              ----             ----            ----

Cash flow from investing activities
   Organization costs                                        -               -               -             -      (     750)
                                                   ------------   ------------      ----------     ---------    ------------
Net cash (used) by investing activities                      -               -               -             -      (     750)
                                                   ------------   ------------      ----------     ---------    ------------
Cash flows from financing activities
   Proceeds from issuance of common shares                   -               -               -             -        131,300
   Payment of offering costs                                 -               -               -             -      (  27,270)
   Contributed capital                                       -               -               -             -         25,442
                                                   ------------   ------------      ----------     ---------    ------------
Net cash provided by financing activities                    -               -               -             -        129,472
                                                   ------------   ------------      ----------     ---------    ------------
Net increase (decrease) in cash                              -               -               -             -              -

Cash, beginning of period                                    -               -               -             -              -
                                                   ------------   ------------      ----------     ---------    ------------
Cash, end of period                                $         -    $          -     $         -    $        -    $         -
                                                   ============   ============      ==========     =========    ============



                             SEE ACCOMPANYING NOTES


                                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                          (A Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 for the period from February 28, 1989 (Date of Inception) to September 30, 2000
                                             (Stated in US Dollars)
                                            (Unaudited - See Note 1)


                                                                                  Deficit
                                                                                Accumulated
                                                                                During the
                                             Common Stock        Contributed    Development
                                          Shares    Amount         Capital         Stage          Total
                                          ------    ------         -------         -----          -----

Balance, February 28, 1989                       -          $ -          $ -        $ -                   $ -
   Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                                33,347       10,000            -                 -         10,000
                                        ------------    --------        ------      -----------      ---------
Balance, December 31, 1989                  33,347       10,000            -                 -         10,000
   Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs
   of $27,270                               33,348       72,730                                        72,730
   Net loss                                      -            -            -           (84,159)       (84,159)
                                        ------------    --------        ------      -----------      ---------
Balance, December 31, 1990                  66,695       82,730            -           (84,159)        (1,429)
   Net Loss                                      -            -            -            (3,416)        (3,416)
                                        ------------    --------        ------      -----------      ---------
Balance, December 31, 1991                  66,695       82,730            -           (85,575)        (4,845)
   Net Loss                                      -            -            -            (2,713)        (2,713)
                                        ------------    --------        ------      -----------      ---------
Balance, December 31, 1992                  66,695       82,730            -           (90,288)        (7,558)
   Net Loss                                      -            -                         (1,614)        (1,614)
                                        ------------    --------        ------      -----------      ---------
Balance, December 31, 1993                  66,695       82,730            -           (91,902)        (9,172)
   Net Loss                                                   -            -            (1,863)        (1,863)
                                        ------------    --------        ------      -----------      ---------
Balance, December 31, 1994                  66,695     $ 82,730          $ -         $ (93,765)     $ (11,035)




                                                               .... /Continued
                                      F-5


                             SEE ACCOMPANYING NOTES




                                              GENUS INTERNATIONAL CORPORATION             Continued
                                               (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF CHANGES TO STOCKHOLDERS EQUITY
                                                 AS OF SEPTEMBER 30, 2000
                                                        (UNAUDITED)



                                                                                            Deficit
                                                                                          Accumulated
                                                                                           During the
                                                 Common Stock             Contributed     Development
                                        --------------------------------
                                            Shares          Amount          Capital          Stage            Total
                                            ------          ------          -------          -----            -----

  Issuances of stock for
   services rendered - at $0.03
   per share                                    50,000           1,500               -               -            1,500
  Contributed capital                                -               -          24,842               -           24,842
  Net loss                                           -               -               -    (     16,735)    (     16,735)
                                           ------------       ---------        --------   -------------    -------------
Balance, December 31, 1995                     116,695          84,230          24,842    (    110,500)    (      1,428)
  Net loss                                           -               -               -    (      9,068)    (      9,068)
                                           ------------       ---------        --------   -------------    -------------
Balance, December 31, 1996                     116,895          84,230          24,842    (    119,568)    (     10,496)
  Issuance of stock for cash
   - at $0.011 per share                     2,000,000          21,300               -               -           21,300
  Contributed capital                                -               -             600               -              600
  Net loss                                           -               -               -    (     22,261)    (     22,261)
                                           ------------       ---------        --------   -------------    -------------
Balance, December 31, 1997                   2,116,695         105,530          25,442    (    141,829)    (     10,857)
  Issuance of stock for
   services rendered
   - at $0.001 per share                     7,000,000           7,000               -               -            7,000
   - at $0.01 per share                        620,000           6,200               -               -            6,200
  Net loss                                           -               -               -    (     52,308)    (     52,308)
                                           ------------       ---------        --------   -------------    -------------
Balance, December 31, 1998                   9,736,695         118,730          25,442    (    194,137)    (     49,965)
Net loss                                             -               -               -    (     35,995)    (     35,995)
                                           ------------       ---------        --------   -------------    -------------
Balance, December 31, 1999                   9,736,695         118,730          25,442    (    230,132)    (     85,960)
Net loss for the period                              -               -               -    (     67,041)    (     67,041)
                                           ------------       ---------        --------   -------------    -------------
Balance, September 30, 2000                  9,736,695      $   118,730      $  25,442  $ (    297,173)  $ (    153,001)
                                           ============     ===========        ========   =============    =============





                                      F-6
                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)


Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim nine months financial statements is unaudited it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2        Common Stock
              ------------

              Commitments

              The company's board of directors approved an employee's stock option plan. The plan allows for the granting of not greater than 1,000,000 share purchase options at a price of not less than 100% of the fair market value of the stock. The plan expires on September 30, 2010.

Note 3        Business Acquisition
              --------------------

              The company has entered into an Agreement and Plan of Reorganization dated July 31, 2000 to acquire 100% of the issued and outstanding common shares of Canarab Technology Limited ("Canarab") a Yukon corporation. As consideration, the company will issue 5,280,907 common shares. Canarab owns a 40% interest in Strategic Profits Inc. ("Strategic"), a private company incorporated in British Columbia. Strategic through Communitystorefronts.com, provides a market place for shopping and fundraising securely on-line for small to mid-sized business, not-for-profit and registered charitable organizations in Canada. 2,675,000 common shares of the total 5,280,907 common shares issued are to be held as escrow shares subject to various release provisions. Canarab has the option to acquire an additional 35% of Strategic for 2,400,000 common shares. This transaction will be null and void if Canarab fails to provide $200,000 of funding not later than November 30, 2000. The acquisition will be accounted for using the purchase method of accounting. The Agreement and Plan of Reorganization is subject to further due diligence and has not yet been finalized.

Development Stage Company
-------------------------

The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is devoting substantially all of its present efforts to acquire a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the company's development stage activities.

Income Taxes
------------

The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes.

Loss Per Share
--------------

Loss per share figures have been calculated based upon the weighted average number of shares outstanding during the years.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts payable and due to related parties approximates fair value because of the short maturity of these instruments.

Note 4        Capital Stock -
              -------------


         i)      Preferred Stock
               a) Authorized:
                    100,000,000, $0.01 par value

               b) Issued:
                    None issued

         ii)   Common stock
                a)  Authorized:
                    1,000,000,000, no par value

                b)  Issued:                                #                $
                                                          ---              ---
                    Balance, Sept. 30, 2000 and 1999    9,736,695        118,730
                                                        =========        =======


     iii) On October 22, 1997, the company completed a reverse split on a one common share for 300 common shares basis. All common share transactions prior to the split have been restated to reflect this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

The Company has experienced expenses for the nine-month period of $67,041 in 2000 and $29,931 in 1999. The Company had no revenues for the period in 2000 or 1999. The Company had a net loss of ($67,041) for the period in 2000 and a net loss of ($29,931) in the same period 1999. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

RELATED PARTIES
---------------

The Company accrued management fees for three months totaling $21,000.00 for two directors of the Company.

On July 1st, 2000, the Company entered into a Management Agreement with a company wholly owned by a director of the Company. The term of the Agreement is for two years expiring on July 1, 2002. Thereafter, the Agreement will be automatically renewed for successive 12-month terms. The director through his company shall provide management services to the Company, which include administration of the Company's affairs, liaising with, advising and reporting to the Board and any other such duties as may be reasonably directed from time to time by the Board. In consideration for the services, the Company will pay US$3,500 per month. In the event that the Company is unable to pay due to insufficient working capital, the fee will accrue and be payable at such time as is mutually agreed.

On July 1st, 2000, the Company entered into a Management Agreement with a director of the Company. The term of the Agreement is for two years expiring on July 1, 2002. Thereafter, the Agreement will be automatically renewed for successive 12-month terms. The director shall provide management services to the Company, which include administration of the Company's affairs, liaising with, advising and reporting to the Board and any other such duties as may be reasonably directed from time to time by the Board. In consideration for the services, the Company will pay US$3,500 per month. In the event that the Company is unable to pay due to insufficient working capital, the fee will accrue and be payable at such time as is mutually agreed.

REGISTRANT'S EMPLOYEE STOCK OPTION PLAN 2000
--------------------------------------------

A Registrant's Employee Stock Option Plan was adopted by the Board of Directors on September 30, 2000. The Plan will expire on September 30, 2010.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
------        -----------------

                  None

ITEM 2.       CHANGES IN SECURITIES
------        ---------------------

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES
------        ------------------------------

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

                  None

ITEM 5.       ACQUISITION OR DISPOSITION OF ASSETS
------        ------------------------------------

On July 31, 2000, the Company entered into a definitive agreement with CanArab Technology Limited, a Yukon corporation, to acquire 100% of the common stock of CanArab Technology for 5,280,907 shares of common stock of the Company. CanArab Technology recently entered into a Letter of Agreement to acquire 40% of Strategic Profits, Inc. (SPI), a Canadian British Columbian company, and has an option to purchase an additional 35% of the outstanding common stock of Strategic Profits Inc.by issuance of 2,400,000 shares conditioned upon CanArab providing $200,000 in capital by November 30,2000. The Letter of Agreement will be null and void if CanArab fails to fund $200,000 in capital by November 30, 2000.

Formed in 1998, SPI partnered with Industry Canada, Royal Bank of Canada, GE Capital IT solutions, and Open Market to launch Communitystorefronts.com, as a marketplace for shopping and fundraising securely on line. SPI was approached to supply a business model, training and software licenses for over 300 small to mid-sized business (SMEs) not-for-profit (NPO), and registered charitable organizations in Canada. As of May 1, 1999 Community storefrons.com is a fully commercialized e-commerce solution and one of Royal Bank of Canada's Internet Commerce solutions providers. SPI has completed the switch of over 180 online merchants into HP Verifone's Internet payment solution.

Currently, SPI offers a full service for small to mid-sized businesses, not-for-profits and charities. SPI provides on-line educational training, web hosting, web design, database development, shopping cart/secure CGI form solutions, Internet marketing strategies, digital certificates and virtually everything else that is required to help merchants, not-for-profit and registered charities go on-line and achieve their goals.

SPI's mission is to provide outstanding customer service, high quality turnkey and customized e-commerce solutions at affordable prices to SMEs, NPOs, government institutions and registered charitable organizations globally. Furthermore, SPI provides e-commerce training and skills for the creation of online commerce. SPI creates partnerships globally with key leaders in e-commerce; banks, software developers, telecoms and educational curriculum providers, to provide customer service packages.

The Letter of Agreement with SPI contemplates that the Company will raise $2,400,000(CDN) to fund operations in the first year. Sources of the capital have not been obtained or committed. Certain of the shares (2,675,000) are to be held in escrow subject to the Company's repurchase option @ $0.01 per share, in the event that revenue projections are not achieved as set forth in the Agreement.

There are numerous conditions to the closing, which are yet to be fulfilled, and the Company cannot assure that the acquisition will be closed.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
------        --------------------------------

              Exhibits:

                   Employee Stock Option Plan

              Reports on Form 8-K were made for the period for which this report is filed as follows:

                   8-K filed August 11, 2000

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



                                        THE OHIO AND SOUTHWESTERN ENERGY COMPANY

Date: November 6, 2000
                                         /s/ Ralph Shearing
                                     By: ------------------------------------
                                         Ralph Shearing, President