Form 10KSB
period 2000-12-31
OHIO & SOUTHWESTERN ENERGY CO
filed 2001-04-13
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2000
                       Commission File Number 33 - 281888

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

        Colorado                                                 84 - 1116458
        --------                                                 ------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

       650 West Georgia Street, Suite 450, Vancouver, B.C., Canada V6B 4N8
       -------------------------------------------------------------------
             (Address of Principal Executive Offices) (Postal Code)

       Registrant's telephone number, including area code: (604) 684-8662

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: None

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

                                    Yes [X]  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB.
                                       [X]

State issuer's revenues for its most recent fiscal year.

Transitional Small Business Disclosure Format:

                                    Yes [ ]  No [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: $ 4,873,148

Number of outstanding shares of the Registrant's No Par Value Common Stock, as at December 31, 2000: 10,920,029

                                     PART I
                                     ------

Item 101 DESCRIPTION OF BUSINESS

(a) Business Development

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

Effective June 13, 1990, the Company entered into a merger agreement with Ohio & Southwestern Energy Company (OHIO). The Company issued 80,000,000 shares of its common stock in exchange for all of the outstanding shares of OHIO. After the exchange of shares, OHIO's sole shareholder, Members Service Corporation (MSC), owned 80% of the Company's issued and outstanding common stock. The name of the corporation was changed to Ohio & Southwestern Energy Company (OHIO).

While the company commenced 1990 with a successful public offering, the subsequent merger agreement with Ohio & Southwestern Energy Corp. (OHIO) became an abortive transaction. The new management of OHIO never completed the merger with assets represented, and without authorization distributed the corporate funds to unauthorized parties or uses which resulted in a total write off of the capital of the Company.

The majority stockholder, MSC, failed to disclose to the minority stockholders the distribution of corporate funds during the year ended 1990. The Company recorded an extraordinary loss in the amount of $69,116 as a result of the unauthorized distribution of corporate funds in 1990.

The minority shareholders filed a complaint in Arapahoe County Colorado District Court, Civil Division, during April, 1991 alleging among other things that the majority shareholder, MSC, failed to disclose the distribution of corporate funds, failed to account for the operations of the corporation, transferred assets of the corporation without stockholder or board meetings and questioned the value of the corporations assets and operations.

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

On June 21, 1995, the Court ordered the merger null and void, approved the Receiver's final report and authorized the restoration of the name of the Company to Jefferson Capital Corporation. The Board has elected to retain the existing name for consistency. The Company engaged in no foreign operations or export sales to date.

On August 30, 1995 the shareholders of the company voted to approve a reverse split of up to one new share for 300 shares outstanding. On September 25, 1995, the directors effectuated a reverse split on a one for 300 shares basis.

The Company was inactive in 1997.

On June 25, 1998, OHIO entered into a Purchase Agreement with CanArab Acquisitions Corp. under which Can Arab purchased 8,650,000 common shares of The Ohio & Southwestern Energy Company for $160,000, from GeoTech Management Services, Inc.

The following shareholders of CanArab Acquisition Corp. own or control more than 5% of the total issued capital of CanArab:

Cankaz Technology Systems Corp.         10,000,000 shares         41%
Arab-German Fisheries, Inc.              9,500,000 shares         39%

Gerab Investments is owned 80% by Abbas Salih and 20% is held by 2 German citizens. Cankaz Technology is owned 100% by Gerab Investments. Arab German-Fisheries is owned 80% by Gerab Investments Corp. and 20% by the Arab Group International for Investment and Acquisition. . Abbas Salih would be considered as the control person of the aggregated entities and he therefore controls 80% of the Registrant.

OHIO entered into a Plan of Reorganization Agreement to acquire CanArab Technology Limited from shareholders in consideration of the issuance of Fourteen Million Six Hundred Fifty Thousand (14,650,000) shares of common stock of Registrant. CanArab has developed marine aquaculture designs for shrimp farming. Concurrent with the acquisition. CanArab Acquisitions Corp. was to surrender 8,650,000 shares to Registrant for cancellation. The acquisition was never completed because funding sufficient to implement the plan of business was never achieved.

The Company entered into an Agreement in October 1998 to acquire CanbauConstruction GMBH of Germany for one million shares of common stock of the Registrant. The Agreement required certain due diligence investigation and was based upon the representation of Canbau that it will have audited financial statements showing a four million dollar asset base. Canbau was retained to construct a shrimp processing plan in Germany with an estimated cost of $42 million, subject to arrangement of financing which is not yet assured as of the date of the Agreement. The Agreement was never consummated due to lack of funding and has expired.

On July 31, 2000 the Company entered into an Agreement and Plan of Reorganization with Canarab Technology Limited ("CAT"), a Yukon Corporation, wherein the CAT shareholders agreed to exchange all of the issued and outstanding shares of CAT for a total of 5,280,907 shares in the common stock of the Company and, thereby, become a wholly owned subsidiary of the Company. CAT is the holder of a Letter Agreement to purchase certain interests in Strategic Profits Inc. ("SPI"), a British Columbia corporation, doing business as communitystorefronts.com.

Under the terms and conditions of the Letter of Intent with SPI, CAT can acquire a 40% interest in SPI by SPI issuing common escrow shares equal to 40% of the total issued and outstanding shares of SPI, in exchange for CAT issuing 2,475,000 common escrow shares. As a further share purchase option, SPI has granted to CAT the right to acquire an additional 35% of SPI's outstanding shares by the issuance of up to 2,400,000 common shares of CAT, which shares will both become part of the existing common escrow shares of SPI and CAT under the Agreement. The SPI escrow shares can be released to CAT on the basis of CAT providing funding to SPI, from any source, to assist in the implementation of its business plan dated April l, 2000. CAT must provide SPI with up to $2,400,000 in Canadian funds in order to have all the SPI escrow shares released to CAT. The formula for release of the SPI escrow shares provides that for every increment of $400,000 Cdn of funding provided by CAT to SPI 1/6 of the SPI escrow shares are released to CAT. SPI has further granted to CAT the first right of refusal to acquire the remaining 25% of SPI shares.

SPI can earn the release of all or a portion of the CAT escrow shares by achieving certain minimum revenue generating projections over a three to five year period. If the maximum total funding to be provided by CAT of $2,400,000 in the first year is not achieved then the amount of revenue needed to release 1/3 of the Cantech escrow shares in each of the following three years, as stipulated in the Letter of Intent, will be prorated lower by the factor of the percentage of the total agreed funding ($2,400,000) achieved. Any CAT escrow shares not released by the end of the third year may be released at the end of year five by SPI generating combined revenue of $20,000,000 Cdn in years four and five. Any shares not released at the end of year five are subject to repurchase by Cantech for $0.001 per share.

In December, 2000 the Company secured short term financing sufficient to begin funding SPI as per its business plan and to secure the first release of the SPI escrow shares under the provisions of the CAT/SPI Letter of Intent which the Company assumed. The Company completed a 1,133,334 unit private placement consisting of one share and one warrant, exerciseable within one year at $2.00 per share, at a price of $0.30 US per unit for total proceeds of $340,000 . The final balance of this unit private placement of 533,333 shares was completed on February 14, 2001 for additional proceeds of $160,000.

(b) Business of Issuer

Ohio & Southwestern Energy Company (OHIO), through its pending reorganization with CAT and thereby its interest in Strategic Profits Inc. (SPI), and in consultation and with the support of its major shareholders, has chosen as its primary business to enter the mainstream world of e-commerce and internet business.

SPI is an ASP (Application Service Provider) doing business as communitystorefronts.com. Since formation in l994, SPI has successfully developed and marketed a full line of turnkey e-commerce software and services and customized packages to Canadian small and midsized businesses, non-profit organizations and charities to assist them in the necessary transition of their operations, in whole or in part, to the rapidly emerging e-commerce sector and to develop winning strategies for the future. In 1999, SPI founded the Strategic Nonprofits International Foundation to provide its services to the international charitable sector. SPI has focused much of its efforts on educating its clients and others through seminars and on-line training.

SPI offers what they believe is a unique full service of online educational training, consulting, web hosting, web design, database development, shopping cart, e-payment solutions, e-tax receipting, internet marketing strategies, digital certificates required to help merchants, non-profit organizations and registered charities go online, automated billing and bundled credit card and cash secure online payment and billing form services. Some of SPI's e-commerce products are proprietary i.e. Mastercart Shopping Cart and some are offered in conjunction with the products and services of "name brand" partners like the Royal Bank of Canada. SPI's business models are designed to be e-commerce templates or "cookie-cutter" such that they can be easily adapted or applied to similar business entities or organizations in other countries.

SPI believes that one of the strongpoints of its business strategies has been its ability to form key allliances and partnerships with government organizations and major participants in the e-commerce and internet marketplace. In June of l977, SPI was the first to market in Canada with secure online web transactions and front to back internet service in conjunction with their alliance partner, the ROYAL BANK OF CANADA. In June of l988, SPI partnered with the FEDERAL GOVERNMENT OF CANADA (INDUSTRY CANADA), THE ROYAL BANK OF CANADA, GE CAPITAL IT SOLUTIONS AND OPEN MARKET to launch communitystorefronts.com, "Canada's premier marketplace for shopping and fundraising securely on-line". Today, communitystorefronts.com is a fully commercialized e-commerce portal offering online shopping, fundraising, webcasting and secure payment systems.

In December, 2000 SPI formed a partnership with TWIN LION SYSTEMS, INC. which will allow SPI's online merchants to take advantage of Twin Lion's unique "Hyperwallet" eTailer Technology and sell online using cash from clients' existing bank accounts while ensuring security, privacy and confidentially.

Also, in December, 2000 SPI completed and released the electronic software distribution (ESD) application of their Mastercraft shopping cart software. ESD is a secure system for selling software and intellectual property over a network. ESD systems provide secure communications that customers use to download and pay for electronic versions of products and services. Using ESD, businesses are able to sell electronic goods (everything from software packages to recipes) online. The customer is able to download immediately the products purchased by secure credit card or cash online payment systems.

In January, 2001 SPI's partner, VIAVID BROADCASTING INC., a leading edge company specializing in streaming media technology over the internet, including financial webcasts, concluded arrangements to distribute broadband content to Excite for @Home, one of the leaders in Broadband. Under the agreement, the weekly program "Mike Talks About Money", a partnership between VIAVID and Strategic Profits Inc., will now be made available to Excite for @Home's 700,000 broadband subscriber households across Canada. This program is hosted by Michael Campbell, one of Canada's most respected business analysts.

Also, in January, 2001, SPI launched an official, electronic tax receipting (e-receipts) service, for SPI's charity customers. Registered charities can now replace paper tax receipts with electronic tax receipts for donations made online. SPI worked very closely with the Canada Customs and Revenue Agency ("CCRA"), formerly Revenue Canada, and charitable customers in developing this technology. The SPI e-receipt service meets, or exceeds all of the CCRA requirements for issuing official receipts for income tax purposes. The implementation of SPI's e-receipting service will provide significant cost savings to charities, by reducing postage charges and staff processing time.

In February, 2001 SPI, HEWLETT-PACKARD CANADA AND TELUS ADVANCED COMMUNICATIONS CORPORATION formed an alliance to deliver a secure internet-based credit card payment service through a new co-branded product called PAYPAQ(TM). This alliance provides organizations of any size with access to a state of the art comprehensive payment service offering security, hosting, consulting, integration, education and implementation. It is now available on a regional and national basis in Canada. HEWLETT-PACKARD Canada, with more than 1,500 employees at 19 locations in Canada and $1.8 Billion (Canadian) in revenue in fiscal 2000 will be providing all the necessary consulting, hardware and software including two HP 9000 L2000 servers, MC/Serviceguard for high availability and Verifone Payworks 3 as the payment engine. TELUS CORPORATION, one of Canada's leading telecommunications companies providing a full range of communications products including voice, data, Internet, advertising and wireless and with revenues of $5.9 Billion (Canadian) in 1999, is hosting the service from its sophisticated data centre which is equipped with maximum security, 7 x 24 monitoring, support and high speed Internet connectivity. SPI will provide the consulting, integration, education and implementation expertise for the array of products available under this integrated service. PAYPAQ(TM) services and products will be offered to SPI, TELUS and HP existing customers, TELUS and HP internal organizations and new and emerging clients from all sectors of the e-business community. A large scale joint sales and marketing program is underway to promote the PAYPAQ(TM) online service.

In March, 2001, SPI received approval from the Industrial Research Assistance Program (IRAP) for funding for the development of a Windows based software application for recurring credit card processing. On April 2, 2001 SPI released its beta version 1.0 of its recurring batch software which will enable merchants to generate a database of recurring credit card transactions through a Windows based software application.

This system will work in conjunction with SPI's existing Verifone Payworks 3 payment engine. IRAP is the award-winning innovation assistance service of the National Research Council of Canada, a Government of Canada Agency.

The current Canadian e-commerce market is estimated to be 2.5 million small and medium-sized businesses of which only 20 % are engaged in e-commerce. With over 55% of the Canadian population online, Canadian merchants will accelerate their conversion to e-commerce for cost savings and new revenue sources.

The Canadian and International e-commerce markets are estimated to be at least 24 months behind the United States. SPI is targeting the United Kingdom, European Countries, select Middle Eastern countries, Africa and the Asia Pacific as its most promising markets. Through its association with Industry Canada SPI has the opportunity to participate in trade missions around the world and through its partnership with the United Nations SPI has the platform to bring e-commerce to developing nations through the licensing of its communitystorefronts.com technology and templates. SPI currently has a project underway in the Honduras and has letters of intent from organizations in other countries. The United States has many similar types of solution providers as SPI however, with the advantage of its existing associations and alliances to the Canadian Government, to the Royal Bank of Canada and other major financial institutions and to large corporations like HEWLETT-PACKARD and TELUS SPI will introduce its successful templates and co-branded products as part of a broadscale marketing plan. SPI has the capacity to set up U.S. currency accounts in Canada through the Royal Bank and in the U.S. through Network 1.

In addition to the existing trademark on PAYPAQ, the 'communitystorefronts.com logo will be trademarked for protection in the global marketplace.

SPI expects to garner a significant portion of the non-profit fundraising market in Canada and the U.S. where fundraising online is still in its infancy. Surveys conducted indicate that online fundraising is attracting many new donors and amounts raised are surpassing traditional methods.

SPI's direct Canadian competitors in the area of secure payment payment systems include Paradate, Internet Secure, Cybercash, The Canadian Imperial Bank of Commerce and other financial institutes. Major Canadian online shopping mall portal competitors are Canada.com (Southam Newspapers), Suncommerce Corporation and Canoe.com, although none of these offer a complete full service package.

SPI's transaction fees are priced below its competitors and its other services are priced to be on par or less. Its programmers have developed many proprietary programs and processing forms for uniformity and ease of integration.

The management and administrative staff of OHIO and SPI consist of twelve full-time employees and four part-time. The OHIO administrative office has five full-time staff including the President and CEO Ralph Shearing, a receptionist and three finance and administration members. The SPI operations and technical facility has seven full time employees including the President and CEO, Catherine Clarke, a Vice-President, a Chief Technical Officer, an Administrative Manager, a Financial Manager and two programmers and four part-time technical support staff. SPI also has assembled a team of five advisors and consultants with expertise in specific areas of interest for the Company who can be contracted for services on an ad hoc basis as required.

Item 102 DESCRIPTION OF PROPERTY

OHIO maintains an office in downtown Vancouver, British Columbia on a sublease which has a term of five years. The total monthly rent is $535 including taxes and surcharges. Records are maintained and mail received at the offices of the corporate solicitor in Houston, Texas. SPI maintains a separate office and technical facility in downtown Vancouver, B.C. on a month to month lease. The rental payment on this site is approximately $1,400 per month.

At the present time, neither OHIO or SPI have any real estate holdings and there are no plans to acquire any real property interests.

Item 103 LEGAL PROCEEDINGS

(a) The Company is not a party to any legal proceedings or pending legal proceedings in any jurisdiction.
(b) The Company is not a party to any proceeding involving a governmental authority nor is it aware of any matter or cause which may be contemplated by any governmental authority as to possible proceedings.

                                     PART II

Item 201 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Common Shares of OHIO are quoted and traded on the OTC Bulletin Board. The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Bloomberg, was as follows:

    2000                               High               Low
    ----                               ----               ---

  First Quarter                        0.125              0.125
  Second Quarter                       0.125              0.125
  Third Quarter                        0.625              0.312
  Fourth Quarter                       4.500              0.437

        1999
        ----

  First Quarter                        0.375              0.845
  Second Quarter                       0.375              0.250
  Third Quarter                        0.375              0.375
  Fourth Quarter                       0.375              0.375

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Holders

As at December 31, 2000 there were approximately 60 holders of record of the common shares of OHIO.

(c) Dividends

The Company has not declared or paid any cash dividends on its common stock in the last two fiscal years and does not anticipate paying dividends until sufficient cash reserves are generated through operations.

                                    PART III


Item 303 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of Operation

Under the Agreement and Plan of Reorganization, Canarab Technology Limited and The Ohio & Southwestern Energy Company, OHIO will be required to raise additional funds in the amount of a minimum of $1.5 Million over the next 9 to 12 months in order to meet the schedule of funding for SPI and for general and administrative expenses. The management is currently soliciting proposals for financing in the $2 to $4 Million range for this fiscal period to provide an extra level of insurance in the event that the current economic slowdown and, particularly, the downturn in the technology sector continues beyond this year.

The Company does not have a separate Research and Development department as its main business involves the marketing of a comprehensive package of e-commerce services and applications rather than the development of proprietary hardware and software products. The Company has several employees whose responsibilities involve the programming of data and the designing of customized web-sites and e-commerce forms and solutions. There are no plans to implement any research and development in the next 12 month period. As well, the Company does not plan to purchase any significant physical plant and equipment but will upgrade any of its existing office level equipment as required.

Item 304 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Amisano Hanson, Chartered Accountants, of Vancouver, British Columbia, were appointed as auditors for the Company for the fiscal year 1998. Prior auditors for the Company for the fiscal years 1991 through 1997 were A.J. Robbins & Company, CPA's, of Denver, Colorado. The decision to change auditors was recommended and approved by the board of directors in the course of business as there was a change of control and new directors in 1998 who resolved to have the auditing services located in the Vancouver area where the Company was headquartered.

In connection with Audits of the two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant or auditor would have caused him to make reference in connection with his report to the subject matter of the disagreements.

The principal auditor's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was there any qualification as to uncertainty, audit scope or accounting principles except for the "going concern" qualification.

Item 310 FINANCIAL STATEMENTS

Please refer to pages F-1 through F-14

                                    PART IV


Item 401 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) The directors and executive officers of the Company as at December 31, 2000 are as follows:

         Name                       Age               Position
         ----                       ---               --------

         RALPH SHEARING             44               PRESIDENT, CEO

         ABBAS SALIH                53                CHAIRMAN


Each director and executive officer of the Company is elected at the Annual Meeting of Shareholders to hold office until the next Annual Meeting of Shareholders and until his successor has been elected and qualified. Any director appointed to fill a vacancy on the board shall serve for the unexpired term of his predecessor. Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve until the next Annual Meeting of the Board of Directors and until a successor has been duly elected and qualified. A vacancy in any office may be filled by the Board of Directors for the unexpired term of the departing officer.

Ralph Shearing was appointed as a Director and President in December, 1998 and Abbas Salih was appointed Chairman of the Board on October 7, 1998.

RALPH E. SHEARING, B.SC., P.GEOL., AGE 44, PRESIDENT AND CEO

Mr. Shearing has been President and Director of Ohio since December, 1998. Mr. Shearing graduated from the University of British Columbia in 1981 with a Bachelor of Science Degree in Geology and immediately began practicing his profession in Canada on numerous large scale mining projects. In 1985 he and a colleague founded Quest Canada Drilling Ltd., a very successful diamond drilling company, and, in 1986, he founded Soho Resources Corp., a petroleum exploration company currently listed on the Canadian Venture Exchange (symbol "SOH"). Soho has natural gas production from a field it is jointly developing in Utah, U.S.A. Mr. Shearing also serves on the Board of Intertech Minerals Corp., a Canadian diamond exploration company.

With over fourteen years of senior level public company management experience, Mr. Shearing is well qualified and competent to preside over the Board of Ohio.

ABBAS SALIH, AGE 53 CHAIRMAN OF THE BOARD/SECRETARY

Mr. Salih has been a Director and Chairman of the Board since October, l998. Mr. Salih is a graduate of the Khartoum Technical Institute in the Sudan. He received his formal training while serving as a member of the Sudan Royal Air Force which included attendance at the British Royal Air Force Academy, Newton No. 9 in Nottingham, England, where he studied aircraft electronics and instrumentation.

After his British training, Mr. Salih received further aviation training in Kyrgyzstan, Southern Russia, as a guest of the Russian Air Force where he studied and maintained MIG - 21 jet aircraft.

Mr. Salih has conducted business in Europe and the Middle East, most extensively in Germany and the Sudan, prior to taking residence in Canada in l994. He and several associates formed Regions International Investment Company Limited (RIICO) in l989, the largest trucking company in the Sudan with a fleet of 125 tanker/cargo transport vehicles. As a Director of RIICO Mr. Salih was instrumental in securing a $20 Million financing for the company's initial capital requirements. Mr. Salih joined the Board of Directors of Arab Group International for Investment and Acquisitions (AGIIA) during 1992 and was instrumental in arranging the acquisition of the controlling share interest in the Ohio & Southwestern Energy Company. Mr. Salih's Middle Eastern and European contacts plus his experience in arranging financing for large projects, allows Ohio access to significant foreign resources including people and potential capital.

(b) Significant Employees

CATHERINE CLARKE-LUCKHURST, BACH. OF BUSINESS ADMINISTRATION

Mrs. Clarke-Luckhurst is the founder and President of Strategic Profits Inc., an application service provider doing business as communitystorefronts.com. Under the terms of the agreement with Ohio, Mrs. Clarke-Luckhurst will become a major shareholder of Ohio and Ohio will own a controlling share position of SPI with the first right of refusal to acquire 100% of SPI.

Mrs. Clarke-Luckhurst graduated from Simon Fraser University in British Columbia in April, l992 with a degree in Business Administration. Her business career began in the fall of l992 in print publishing as a contract publisher for Equity Magazine in Vancouver, B.C.

Recognizing the opportunities for the internet in commerce, Catherine established Strategic Profits Inc. in the fall of 1994 and over the last five years has persisted in making SPI a leading proponent in Canada of e-commerce and internet solutions for small to medium-sized businesses.

Catherine has a wealth of e-commerce knowledge and contacts gained from the many educational seminars she has conducted, from consultations with both government and business leaders and through hands-on e-business online development.

Well known for her weekly internet segments on moneytalks TV with her long-time supporter, Michael Campbell, Mrs. Clarke-Luckhurst speaks to businesses and charitable organizations regularly to educate and assist them in all aspects of e-commerce and the internet.

(c) Family Relationships

There are no family relationships among directors, executive officers, officers or significant employees and any nominees chosen to hold these positions.

(d) Involvement in Certain Legal Proceedings

In the last five years no director, executive officer, promoter or control person or any nominee for these positions has been the subject of any legal proceeding in any court of jurisdiction and there are no outstanding orders, decrees or judgments on any legal matter.

Item 402 EXECUTIVE COMPENSATION

(a) GENERAL

(1) On July 1, 2000 the Company entered into two Management Services Agreements, one with a director and Chairman of the Board of the Company and the other with a company controlled by a director and President of the Company, wherein the two executives will each be paid the sum of $3,500 per month for a period of two years expiring on July 1, 2002. The sum of $42,000 has accrued to the executive officers of the Company as a group for services rendered to the Company in all capacities during the 2000 fiscal year.

No one executive officer received, or has accrued for his or her benefit, in excess of $60,000 in the twelve month period ending December 31, 2000. On December 1, 2000 the Company entered into a Management Services Agreement with a company controlled by an individual acting in the capacity of senior advisor to the Company. This Agreement provides for the payment of the sum of $3,500 per month for a period of two years expiring on December 1, 2002.

On September 30, 2000 the Company's Board of Directors adopted and approved an Employee Stock Option Plan which allows for the granting of no greater than 1,000,000 incentive common share purchase options at a price of not less than 100% of the fair market value of the stock on the date of granting of the option. Under the Plan options are exercisable within five years of the date of granting, or, 2 months after employment ceases, whichever date is earliest. The plan is effective for a period of ten years expiring on September 30, 2010. The options vest as to 20% upon granting and then 20% every three months so that the options are fully vested at the end of one year.

To date, a total of 17 employees including directors and officers have been granted share purchase options to acquire a total of 800,000 common shares of the Company at a price of $0.50 per share. The President of the Company, the Chairman of the Board and a senior employee have been granted 95,000 share purchase options each under the Plan.

No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

(b) SUMMARY COMPENSATION TABLE
(1)

                     SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS
                     ------------------------------------------------
                                                               LONGTERM COMPENSATION
                                     ANNUAL COMPENSATION               AWARDS
   (a)                   (b)       (c)     (d)       (e)          (f)         (g)
NAME AND                YEAR     SALARY   BONUS  OTHER ANNUAL  RESTRICTED  SECURITIES
PRINCIPAL                                        COMPENSATION    STOCK     UNDERLYING
POSITION                                                         AWARDS     OPTIONS/
                                    $       $         $            $         SARS(#)
-----------------------------------------------------------------------------------------------
RALPH SHEARING          2000        0       0       21,000         0         95,000
Director/President      1999        0       0         0            0           0
                        1998        0       0         0            0           0


ABBAS SALIH             2000        0       0       21,000         0         95,000
Director/Chairman/      1999        0       0         0            0           0
        Secretary       1998        0       0         0            0           0


CATHERINE CLARKE-       2000        0       0         0            0         95,000
       LUCKHURST        1999        0       0         0            0           0
                        1998        0       0         0            0           0


MARIO C. AIELLO         2000        0       0        3,500         0           0
                        1999        0       0         0            0           0
                        1998        0       0         0            0           0


(b)
(2)(iv) Other than the share purchase options detailed under column (g) there were no other long-term compensation awards or payouts in the last fiscal year ending December 31, 2000.

(b)
(2)(v) There was no other compensation for the fiscal year ended December 31, 2000.

(c) OPTION/SAR GRANTS TABLE

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
(a)                             (b)                           (c)                 (d)             (e)
Name                       Number of                  % of Total Options/       Exercise       Expiration
                           Securities Underlying      Granted to Employees      or base        Date
                           Options/SAR's Granted      in Fiscal Year            Price($/Sh)

Ralph Shearing                      95,000                    11.87               $0.50        30/09/05
(Director)

Abbas Salih                         95,000                    11.87               $0.50        30/09/05
(Director)

Catherine Clarke-                   95,000                    11.87               $0.50        30/09/05
Luckhurst
(Senior Employee)

(d) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

             AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES
         (a)               (b)            (c)            (d)                 (e)
         Name            Shares          Value     Number of Securities   Value of
                        Acquired on     Realized   Underlying             Unexercised
                        Exercise(#)       ($)      Unexercised Options    In-the-Money
                                                   SAR's at FY-End (#)    Options/SAR's at
                                                                          FY-End ($)

Ralph Shearing              0              0           95,000               $378,100

Abbas Salih                 0              0           95,000               $378,100

Catherine Clarke-           0              0           95,000               $378,100
    Luckhurst

Mario C. Aiello             0              0                0                  0


(e) LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

         None. Not Applicable


(f) COMPENSATION OF DIRECTORS
     (1) Standard Arrangements - none
     (2) Other Arrangements - none

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    (1) Effective July 1, 2000 the Company entered into two Management Services Agreements, one with the Chairman of the Board of the Company, Abbas Salih, and one with a company controlled by the President of the Company, Ralph Shearing. The following are the terms and conditions of the two agreements which are alike in all aspects:

    o The executive officers are designated as independent contractors to the Company and not employees of the Company.
    o The executive officers are contracted to provide management services and administrative services as required by the Board of Directors and shall liase with, advise and report to the Board upon all aspects of the business and affairs of the Company.
    o    The term of the agreements is two years.
    o The remuneration under the Agreements to each executive officer is $3,500 per month plus reimbursement of all reasonable out-of-pocket expenses incurred by the officer in providing the services.
    o The Agreements may be terminated by the Company upon written notice of six months or for cause.
    o The Agreements may be terminated by the officers by written notice of not less than thirty days.

     (2) None. Not Applicable

(h) REPORT ON REPRICING OF OPTIONS/SAR'S
     (1) Not Applicable.
     (2) Not Applicable


Item 403 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) The following table sets forth information, as at December 31, 2000, with respect to the beneficial ownership of the company's no par value common shares by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's Management.

    TITLE OF CLASS    NAME AND ADDRESS OF      BENEFICIAL OWNERSHIP  PERCENT
                      BENEFICIAL OWNER                              OF CLASS
    -----------------------------------------------------------------------

    Common            Ralph Shearing                      0               0%
                      President

                      Suite 450, 650 West
                      Georgia Street,
                      Vancouver, B.C.

    Common            Abbas Salih                    8,650,000           80%
                      Chairman/Secretary
                      Suite 450, 650 West
                      Georgia Street
                      Vancouver, B.C.

    Officers and Directors as a group                8,650,000           80%

* The 8,650,000 shares controlled by the officers and directors as a group is beneficially owned by Canarab Acquisitions, a private company the majority of whose shares are controlled by Abbas Salih. Mr. Ralph Shearing is President of Canarab Acquisitions and a minority shareholder.

(c) CHANGES IN CONTROL
     None


Item 404 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

The following documents are filed as part of this report:

(1)      Reports on Form 8-K (Incorporated herein by reference):

         None

(2)      Exhibits:


         Regulation               Exhibit                             Form 10-K Consecutive
         S-K Number                                                   Page Number
         ----------       --------------------------                  --------------------------

         3.1              Articles of Incorporation                            *
         3.2              Bylaws                                               *
         24.2             Court Order dated August 23, 1991                   **
         24.3             Court Order dated June 21, 1995                     **
         24.4             Share Purchase Agreement                           (1)
         24.5             Agreement and Plan of Reorganization
                          Canarab Technology Limited and The Ohio
                          And Southwestern Energy Company                    (3)

*        Incorporated by reference to SEC Filing #33-28188
** Incorporated by reference to 10-KSB Report for the year ending December 31, 1994
(1)      Incorporated by reference to Form 8-K filed July 10, 1998
(2)      Incorporated by reference to Form 8-K filed July 10, 1998
(3)      Incorporated by reference to Form 8-K filed August 10, 2000



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:                                  THE OHIO & SOUTHWESTERN ENERGY
               -------------------              --------------------------------
                                                COMPANY (Registrant)
                                                -------


                                                /s/ Ralph Shearing
                                                --------------------------------
                                                Ralph Shearing, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date: April 12. 2001                   THE OHIO & SOUTHWESTERN ENERGY
                                                --------------------------------
                                                COMPANY (Registrant)
                                                -------



         /s/ RALPH SHEARING                     /s/ ABBAS SALIH
         ---------------------------            --------------------------------
         Ralph Shearing, Director/President     Abbas Salih, Director/Chairman/
                                                  Secretary

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

                             (Stated in US Dollars)

TERRY AMISANO LTD.                                             AMISANO HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
The Ohio & Southwestern Energy Company

We have audited the accompanying balance sheets of The Ohio & Southwestern Energy Company (A Development Stage Company) as at December 31, 2000 and 1999 and the statements of operations, stockholders' deficiency and cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception of the development stage, February 28, 1989 to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of The Ohio and Southwestern Energy Company as at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception of the development stage, February 28, 1989 to December 31, 2000, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the period from inception, February 29, 1989 to December 31, 1997 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated April 16, 1998.

Vancouver, Canada                                          "AMISANO HANSON"
February 1, 2001, except as to Note 8, which is as         Chartered Accountants
 of February 14, 2001, and Note 3, which is as of March 31, 2001


Suite 604 - 750 West Pender Street                     Telephone: (604) 689-0188
Vancouver, BC, Canada                                  Facsimile: (604) 689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Stated in US Dollars)
                             ----------------------


                                     ASSETS
                                     ------
                                                         December 31,    December 31,
                                                             2000            1999
                                                         -------------   -------------
Current
   Cash                                                  $      1,381    $          1

Advance to related party - Note 3                             325,000               -
                                                         -------------   -------------
                                                         $    326,381    $          -
                                                         =============   =============

                                   LIABILITIES
                                   -----------
Current
   Accounts payable - Notes 3, 4 and 8                   $    257,586    $     27,188
   Due to related party - Note 4                               72,479          58,772
                                                         -------------   -------------
                                                              330,065          85,960
                                                         -------------   -------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Common stock - Notes 3 and 8                                  458,730         118,730
Contributed capital                                           104,149          25,442
Deficit accumulated during the development stage             (566,563)       (230,132)
                                                         -------------   -------------
                                                               (3,684)        (85,960)
                                                         -------------   -------------
                                                         $    326,381    $          -
                                                         =============   =============

Nature and Continuance of Operations - Note 1
Commitments - Notes 3 and 11
Subsequent Events - Notes 3 and 8

ON BEHALF OF THE BOARD:


    "Ralph Shearing"    , Director          "Abbas Salih"    , Director
------------------------                ---------------------


                             SEE ACCOMPANYING NOTES


                             SEE ACCOMPANYING NOTES
                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2000, 1999 and
                1998 and February 28, 1989 (Date of Inception) to
                                December 31, 2000
                             (Stated in US Dollars)
                             ----------------------
                                                                                         Cumulative
                                                                                       from February
                                                                                       28, 1989 (Date
                                                                                      of Inception) to
                                                                                        December 31,
                                               2000           1999          1998            2000
                                           ------------   ------------   ------------   ------------
Expenses
   Accounting and audit fees               $     5,886    $     4,277    $     4,500    $    14,663
   Amortization                                      -              -              -            750
   Consulting fees - Notes 3 and 4             165,840              -          6,200        182,040
   Filing fees                                   5,189              -            300          5,489
   Legal fees                                   13,584         10,462         33,090         62,136
   Management fees - Note 4                     42,000              -          7,000         49,000
   Office and general expenses -Note 4           6,572          5,619          8,542         77,696
   Rent - Note 4                                 6,057          5,471          2,886         14,414
   Telephone expense                             7,112          2,250          2,452         11,814
   Transfer agent fees                           2,976          3,058          1,358          7,392
   Travel and promotion                          2,508          4,858          1,444          8,810
   Non-cash compensation charge - Note 3        78,707              -              -         78,707
                                           ------------   ------------   ------------   ------------
Loss before the following:                    (336,431)       (35,995)       (67,772)      (512,911)
   Unauthorized distribution                         -              -              -        (69,116)
   Gain on settlement of debt                        -              -         15,464         15,464
                                           ------------   ------------   ------------   ------------
Net loss for the period                    $  (336,431)   $   (35,995)   $   (52,308)   $  (566,563)
                                           ============   ============   ============   ============
Basic loss per share                       $     (0.03)   $         -    $     (0.01)
                                           ============   ============   ============
Weighted average number of common shares
 outstanding                                 9,986,330      9,736,695      7,835,928
                                           ============   ============   ============

                             SEE ACCOMPANYING NOTES


                             SEE ACCOMPANYING NOTES
                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS'
            DEFICIENCY for the period from February 28, 1989 (Date of
                         Inception) to December 31, 2000
                             (Stated in US Dollars)
                             ----------------------

                                                                       Deficit
                                                                     Accumulated
                                          Common Stock                During the
                                     -------------------- Contributed Development
                                      Shares      Amount    Capital     Stage       Total
                                     ---------  ---------  ---------  ---------   ---------
Balance, February 28, 1989                  -   $      -   $      -   $      -    $      -
  Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                           33,347     10,000          -          -      10,000
                                     ---------  ---------  ---------  ---------   ---------
Balance, December 31, 1989             33,347     10,000          -          -      10,000
  Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs of
   $27,270                             33,348     72,730          -          -      72,730
  Net loss                                  -          -          -    (84,159)    (84,159)
                                     ---------  ---------  ---------  ---------   ---------
Balance, December 31, 1990             66,695     82,730          -    (84,159)     (1,429)
  Net loss                                  -          -          -     (3,416)     (3,416)
                                     ---------  ---------  ---------  ---------   ---------
Balance, December 31, 1991             66,695     82,730          -    (85,575)     (4,845)
  Net loss                                  -          -          -     (2,713)     (2,713)
                                     ---------  ---------  ---------  ---------   ---------
Balance, December 31, 1992             66,695     82,730          -    (90,288)     (7,558)
  Net loss                                  -          -          -     (1,614)     (1,614)
                                     ---------  ---------  ---------  ---------   ---------
Balance, December 31, 1993             66,695     82,730          -    (91,902)     (9,172)
  Net loss                                  -          -          -     (1,863)     (1,863)
                                     ---------  ---------  ---------  ---------   ---------
Balance, December 31, 1994             66,695     82,730          -    (93,765)    (11,035)

                                                                     .../Cont'd.

                             SEE ACCOMPANYING NOTES


                                                                       Continued
                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS'
            DEFICIENCY for the period from February 28, 1989 (Date of
                         Inception) to December 31, 2000
                             (Stated in US Dollars)
                             ----------------------


                                                                              Deficit
                                                                            Accumulated
                                            Common Stock                    During the
                                     ------------------------  Contributed  Development
                                       Shares       Amount       Capital      Stage          Total
                                     -----------  -----------  -----------  -----------   -----------
  Issuances of stock for
   services rendered - at $0.03
   per share                             50,000        1,500            -            -         1,500
  Contributed capital                         -            -       24,842            -        24,842
  Net loss                                    -            -            -      (16,735)      (16,735)
                                     -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1995              116,695       84,230       24,842     (110,500)       (1,428)
  Net loss                                    -            -            -       (9,068)       (9,068)
                                     -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1996              116,895       84,230       24,842     (119,568)      (10,496)
  Issuance of stock for cash
   - at $0.011 per share              2,000,000       21,300            -            -        21,300
  Contributed capital                         -            -          600            -           600
  Net loss                                    -            -            -      (22,261)      (22,261)
                                     -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1997            2,116,695      105,530       25,442     (141,829)      (10,857)
  Issuance of stock for
   services rendered
   - at $0.001 per share              7,000,000        7,000            -            -         7,000
   - at $0.01 per share                 620,000        6,200            -            -         6,200
  Net loss                                    -            -            -      (52,308)      (52,308)
                                     -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1998            9,736,695      118,730       25,442     (194,137)      (49,965)
  Net loss                                    -            -            -      (35,995)      (35,995)
                                     -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1999            9,736,695      118,730       25,442     (230,132)      (85,960)
  Issuance of stock for cash
   pursuant to a private placement
   - at $0.30                         1,133,334      340,000            -            -       340,000
  Issue of stock for finders fee         50,000            -            -            -             -
  Net loss                                    -            -            -     (336,431)     (336,431)
  Non-cash compensation charge                -            -       78,707            -        78,707
                                     -----------  -----------  -----------  -----------   -----------
Balance, December 31, 2000           10,920,029   $  458,730   $  104,149   $ (566,563)   $   (3,684)
                                     ===========  ===========  ===========  ===========   ===========

                             SEE ACCOMPANYING NOTES


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for years ended December 31, 2000, 1999 and
                1998 and February 28, 1989 (Date of Inception) to
                                December 31, 2000
                             (Stated in US Dollars)
                             ----------------------
                                                                                          Cumulative
                                                                                         from February
                                                                                           28, 1989
                                                                                        (Date of Incep-
                                                                                           tion) to
                                                                                          December 31,
                                                      2000         1999        1998          2000
                                                   ----------   ----------   ----------   ----------
Cash flows used in operating activities:
   Net loss                                        $(336,431)   $ (35,995)   $ (52,308)   $(566,563)
   Adjustments to reconcile net loss to net cash
    used in operations:
     Amortization                                          -            -            -          750
     Consulting fees                                       -            -        6,200        6,200
     Gain on settlement of debt                            -            -      (15,464)     (15,464)
     Management fees                                       -            -        7,000        7,000
     Non-cash compensation charge                     78,707            -            -       78,707
   Changes in non-cash items:
     Advance to related party                       (325,000)           -            -     (325,000)
     Accounts payable                                230,398        5,546       26,037      274,550
     Due to related party                             13,707       30,449       28,323       72,479
                                                   ----------   ----------   ----------   ----------
Net cash used in operating activities               (338,619)           -         (212)    (467,341)
                                                   ----------   ----------   ----------   ----------
Cash flow used in investing activity
   Organization costs                                      -            -            -         (750)
                                                   ----------   ----------   ----------   ----------
Net cash used in investing activity                        -            -            -         (750)
                                                   ----------   ----------   ----------   ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock            340,000            -            -      471,300
   Payment of offering costs                               -            -            -      (27,270)
   Contributed capital                                     -            -            -       25,442
                                                   ----------   ----------   ----------   ----------
Net cash provided by financing activities            340,000            -            -      469,472
                                                   ----------   ----------   ----------   ----------
Net increase in cash                                   1,381            -            -            -

Cash, beginning of period                                  -            -          212            -
                                                   ----------   ----------   ----------   ----------
Cash, end of period                                $   1,381    $       -    $       -    $   1,381
                                                   ==========   ==========   ==========   ==========
Non-Cash Transactions - Note 7

                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           December 31, 2000 and 1999
                             (Stated in US Dollars)
                              --------------------


Note 1        Nature and Continuance of Operations
              ------------------------------------

              The company is in the development stage and is devoting its efforts to locating merger candidates (Note 3).

              These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $566,563 since inception and at December 31, 2000, has a working capital deficiency of $328,684. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2001 by issuing equity securities (Note 8). These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

              The company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation. Effective June 13, 1990 the company changed its name to Ohio & Southwestern Energy Company.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

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

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 2
(Stated in US Dollars)
--------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------

              The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

              Basic Loss Per Share
              --------------------

              The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

              Foreign Currency Translation
              ----------------------------

              Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at then date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.

              Fair Value of Financial Instruments
              -----------------------------------

              The carrying value of cash, accounts payable and due to related parties approximates fair value because of the short maturity of these instruments. Advances to related party also approximate fair value.

              Stock-based Compensation
              ------------------------

              The company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under SFAS No. 132, "Accounting for Stock-based Compensation" (Note 3).

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 3
(Stated in US Dollars)
--------------------



Note 3        Capital Stock - Note 8
              -------------

             i)   Preferred Stock
                  a)  Authorized:
                      100,000,000, $0.01 par value

                  b)  Issued:
                      None issued

             ii)  Common stock
                  a)  Authorized:
                      100,000,000, no par value

                  b)  Issued:
                                                                                #              $
                                                                           -------------  -------------
                      Balance, December 31, 1999 and 1998                      9,736,695        118,730
                      Stock issued for cash pursuant to a private
                       placement -at $0.30                                     1,133,334        340,000
                      Stock issued for finders fee                                50,000              -
                                                                           -------------  -------------
                      Balance, December 31, 2000                              10,920,029        458,730
                                                                           =============  =============

              Commitments

              Share Purchase Warrants

              At December 31, 2000, there were 1,133,334 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire on December 1, 2001.

              Stock Option Plan

              The company's board of directors approved an employee's stock option plan. The plan allows for the granting of not greater than 1,000,000 share purchase options at a price of not less than 100% of the fair market value of the stock. The plan expires on September 30, 2010.

              Stock-based Compensation

              Effective October 23, 2000, the company granted stock options to officers, directors and employees of the company and consultants to the company to purchase common shares of the company at the closing price of the company's common stock on the date of the grant. Options are not granted to anyone other than the aforementioned individuals. The options have been granted with a term of 5 years. There are specific vesting requirements under the options discussed below.

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 4
(Stated in US Dollars)
--------------------


Note 3        Capital Stock - Note 8 - (cont'd)
              -------------

              Commitments - (cont'd)

              Stock-based Compensation - (cont'd)

              Presented below is a summary of the stock option activity for the years shown:

                                                                                  Weighted
                                                             Number of             Average
                                                           Stock Options        Exercise Price
                                                           -------------        --------------
             Balance, December 31, 1999 ad 1998                     -                    -
             Granted                                           805,000               $0.50
                                                           -------------        --------------
             Balance, December 31, 2000                        805,000               $0.50
                                                           =============        ==============

              The number of stock options outstanding are not equal to the number exercisable as the options vest over a 12 month period, assuming the optionee does not cease to provide service to the company.

              The company grants stock options at exercise prices equal to the fair market value of the company's stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants' options has been recorded in the financial statements. The compensation charge associated with employees' options (officers, directors and employees) is not recognized in this circumstance but included in the pro-forma amounts.

              Total non-cash compensation charge determined is $393,507. As the stock options have a graded vesting schedule, the total compensation cost is recognized on a straight-line basis over that schedule. The following is the portion of the compensation recognized for the year ended December 31, 2000:

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 5
(Stated in US Dollars)
--------------------



Note 3        Capital Stock - Note 8 - (cont'd)
              -------------

              Commitments - (cont'd)

              Stock-based Compensation - (cont'd)

                                                                                Cumulative
                                                                                  from
                                                                               February 28,
                                                                              1989 (Date of
                                                                                Inception)
                                                                               December 31,
                                              2000         1999        1998        2000
                                           ----------   ----------  ----------  ----------
             Total non-cash compensation
              Charge recognized            $ 144,285    $       -   $       -   $ 144,285
             Consultants' non-cash
              compensation charge            (78,707)           -           -     (78,707)
                                           ----------   ----------  ----------  ----------
             Employee's non-cash
              compensation charge          $  65,578    $       -   $       -   $  65,578
                                           ==========   ==========  ==========  ==========


              Under SFAS No. 123, if the company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to officers, directors and employees, the company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

                                                                                    Cumulative
                                                                                       from
                                                                                     February 28,
                                                                                    1989 (Date of
                                                                                     Inception)
                                                                                     December 31,
                                                      2000       1999        1998      2000
                                                    ---------  ---------  ---------  ----------
             Net loss                 As reported   $336,431)  $      -   $      -   $(566,563)
                                      Pro-forma     $402,009)         -   $      -   $(632,141)

             Basic loss per share     As reported   $  (0.03)         -   $      -   $       -
                                      Pro-forma     $  (0.04)         -   $      -   $       -


THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 6
(Stated in US Dollars)
--------------------



Note 3        Capital Stock - Note 8 - (cont'd)
              -------------

              Commitments - (cont'd)

              Stock-based Compensation - (cont'd)

              The weighted average fair value at date of grant of the options granted were as follows:

                                                                      2000
                                                                      ----
              Weighted average fair value                         $         .49
              Total options granted                                     805,000
              Total fair value of all options granted             $     393,507
              Total fair value of all options vested              $     144,285

              The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      2000
                                                                      ----
              Expected dividend yield                                 0.0%
              Expected volatility                                     200%
              Risk-free interest rate                                5.00%
              Expected term in years                                   5

              At December 31, 2000 there were 805,000 share purchase options outstanding, as to an officer, directors and employees, 365,000, and as to consultants, 440,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

              Plan of Reorganization

              The company, by a plan of reorganization dated July 31, 2000, amended August 30 and December 31, 2000 and March 31, 2001, may acquire 100% of Canarab Technology Limited ("CAT"), a Yukon Corporation, by issuing 5,280,907 common shares and paying $20,000 to CAT. CAT is related to the company by virtue of common directors.

              CAT owns a 40% interest in Strategic Profits Inc. ("SPI") through the issuance of 2,475,000 common escrow shares of CAT and has an option to acquire an additional 35% of SPI for an additional 2,400,000 common escrow shares of CAT. CAT has the right of first refusal to purchase the remaining 25% of SPI. This right will extend to 30 days from SPI receiving a bona fide offer to purchase the remaining 25% of SPI.

              SPI, through Communitystorefronts.com, provides a market place for shopping and fundraising securely on-line for small to mid-sized business', not-for-profit and registered charitable organizations in Canada.

              Acquired shares of SPI will be placed in escrow and released in tranches pursuant to CAT advancing CDN$2,400,000 in tranches to SPI. Consequently, voting control of SPI will not pass to CAT until such time as CDN$2,400,000 has been advanced and until after December 19, 2003.

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 7
(Stated in US Dollars)
--------------------


Note 3        Capital Stock - (cont'd)
              -------------

              Commitments - (cont'd)

              Plan of Reorganization

              CAT escrow shares will be released on a schedule that is based upon SPI reaching a percentage of certain revenues as follows:


                  i) revenue of CDN$1,140,000 for the first year of operations releases 1/3 of the CAT escrow shares;

                  ii) revenue of CDN$6,700,000 for the second year of operations releases 1/3 of the CAT escrow shares, provided a) the minimum funding of CDN $2,400,000 is provided to SPI in the first year of operations at a rate of CDN $500,000 every three months for the first year of operations and b) a minimum funding of CDN$15,000,000 is provided to SPI by the third quarter of the second year of operations. If funding is achieved only as to a) above, then revenue of CDN$1,700,000 for the second year of operations releases 1/3 of CAT escrow shares.

                  iii) Revenue of CDN$10,800,000 for the third year of operations releases 1/3 of the CAT escrow shares, provided the minimum funding as outlined in (ii)(a) and (b) above is provided to SPI. If funding is achieved only as to (ii)(a) above, then revenue of CDN$1,700,000 for the third year of operations releases 1/3 of CAT escrow shares.

              CAT escrow shares not released in the first and second years of operations due to insufficient revenue being achieved, may be carried into the next subsequent year.

              Any CAT escrow shares that have not been released at the end of the third year of operations may be released from escrow at the end of the fifth year of operations, provided that SPI generates combined revenue of CDN$20,000,000 in the fourth and fifth years of operations.

              Any shares not released by June 21, 2005 may be subject to repurchase at $0.001 per share.

              At December 31, 2000, the company has advanced $325,000 to CAT in respect to CAT's obligation to SPI. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

              In order to facilitate a potential financing for SPI, CAT intends to offer the interest that it is purchasing in SPI to the company, such that SPI shareholders will receive an equivalent number of shares of the company that they would own in CAT. Any shares issued by the company will inherit the same escrow conditions. The agreement to acquire CAT must close on or before June 30, 2001 and is subject to shareholder approval.

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 8
(Stated in US Dollars)
--------------------


Note 3        Capital Stock - (cont'd)
              -------------

              Commitments - (cont'd)

              Plan of Reorganization

              Media Relations Consulting Agreement

              On December 1, 2000, the company entered into a 12 month consulting agreement with a company which will provide consulting services for media relations, financial public relations and publishing. The company has agreed to issue 200,000 common shares (issued January 2, 2001) and an additional 400,000 common shares (issued January 18, 2001). The additional 400,000 common shares are the subject of an escrow delivery schedule as follows:

              i) 100,000 common shares delivered on January 22, 2001;
              ii) 100,000 common shares to be delivered on April 18, 2001;
              iii) 100,000 common shares to be delivered on July 18, 2001; and
              iv) 100,000 common shares to be delivered on October 18, 2001.

              At December 31, 2000, a consulting expense of $116,667 has been recorded recognizing the fair value of 200,000 common shares and 33,333 common shares (representing one month of the contract).

Note 4        Related Party Transactions - Note 3
              --------------------------

              The company was charged the following by a director of the company, by a company with a common director or by a significant shareholder of the company:

                                                                       Cumulative
                                                                          from
                                                                       February 28,
                                                                      1989 (Date of
                                                                        Inception)
                                                                        December 31,
                                            2000      1999      1998      2000
                                          --------  --------  --------  --------
             Consulting fees              $     -   $     -   $ 6,200   $ 6,200
             Management fees               42,000         -     7,000    49,000
             Office and general expenses    6,159     4,639     2,171    12,969
             Rent                           6,057     5,471     2,886    14,414
                                          --------  --------  --------  --------
                                          $54,216   $10,110   $18,257   $82,583
                                          ========  ========  ========  ========

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 9
(Stated in US Dollars)
--------------------



Note 4        Related Party Transactions - Note 3 - (cont'd)
              --------------------------

              At December 31, 2000, accounts payable includes $42,500 (1999:
              $Nil) due to a director of the company and a company controlled by a director of the company.

              Due to a related party at December 31, 2000 is comprised of expenses for operating costs paid on behalf of the company by a company with a common director. This amount is non-interest bearing, unsecured and there are no specific terms for repayment.

Note 5        Deferred Tax Assets
              -------------------

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

              The following table summarizes the significant components of the company's deferred tax assets:


                                                                        Total
                                                                        -----
             Deferred Tax Assets
               Non-capital loss carryforwards                        $  487,856
                                                                     ===========
             Gross deferred tax assets                               $  243,928
             Valuation allowance for deferred tax asset                (243,928)
                                                                     -----------
                                                                     $        -
                                                                     ===========

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes
              ------------

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2000, the company has net operating loss carryforwards which expire commencing in 2005 totalling approximately $421,200, the potential tax benefit of which has not been recorded in the financial statements.

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 10
(Stated in US Dollars)
--------------------



Note 7        Non-Cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The company issued common shares for services provided to the company during the following years:

                              Number of            Price
                            Common Shares        Per Share          $
                            -------------        ---------       -------
             1995                 50,000            $0.03          1,500
             1998              7,000,000            $0.001         7,000
             1998                620,000            $0.01          6,200
                              ----------                         -------
                               7,670,000                          14,700
                              ==========                         =======

              These amounts have been excluded from the statement of cash flows.

Note 8        Subsequent Events - Note 3
              -----------------

              Subsequent to December 31, 2000:

                  i) the company received $160,000 pursuant to a private placement of 533,333 units at $0.30 per unit. Each unit consists of one common share and one common share purchase warrant. Each share purchase warrant entitles the holder thereof the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire on February 14, 2002.

                  ii) advanced an additional $106,924 to CAT in respect to CAT's obligation to Strategic Profits Inc.

                  iii) settled accounts payable of $247,512 ($164,178 outstanding at December 31, 2000) by the issuance of 495,023 common shares at $0.50 per share.

Note 9        Comparative Figures
              -------------------

              Certain figures of the prior years have been restated to conform with the presentation used in the current year.

THE OHIO & SOUTHWESTERN ENERGY COMPANY
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2000 and 1999 - Page 11
(Stated in US Dollars)
--------------------



Note 10       New Accounting Standards
              ------------------------

              In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard did not have a material impact on the company's financial position, results of operations or cash flows.

              In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard did not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 11       Commitments - Note 3
              -----------

              Management Agreements

              On July 1, 2000, the company entered into two management agreements with a company controlled by a director of the company and with a director of the company, to pay each of them $3,500 per month for a period of two years expiring July 1, 2002.