Form 10QSB
period 2001-03-31
OHIO & SOUTHWESTERN ENERGY CO
filed 2001-05-17
CIK 53320

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB


                Quarterly Report Under Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2001           Commission File Number: 33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

        Colorado                                               84-1116458
        --------                                               ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

       Suite 450 - 650 West Georgia Street, Vancouver, B.C. Canada V6B 4N8
       -------------------------------------------------------------------
             (Address of Principal Executive Offices) (Postal Code)

       Registrant's Telephone Number, including area code: (604) 684-8662



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                              Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the end of the Period.

                         11,948,384 as at March 31, 2001

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

         i)       Consolidated Balance Sheets as at March 31, 2001;
         ii) Consolidated Statements of Operations for the three months ended March 31, 200l and 2000;
         iii) Consolidated Statements of Stockholders' Equity for the period from February 28, 1989 to March 31, 2001;
         iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2001;
         v) Notes to the Consolidated Financial Statements (Unaudited) as at March 31, 200l.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

Revenues  and Expenses

The Company generated no revenues from its operations in the first three months of fiscal 2001. General and administrative expenses increased to $431,633 compared to $5,467 for the same period last year due primarily to the recording of a non-cash consulting fee in the amount of $350,000 resulting from the issuance of 100,000 shares of the Company at a deemed price of $3.50 per share under a consulting agreement dated December 1, 2000. Overall operating expenses for the period increased in all categories over the same period in fiscal 2000 as the Company continues to expand and implement its business plan to become an internet service provider. The Company believes it will begin to earn revenues in the next twelve months from its e-commerce operations as it transitions from a development stage company to an active growth company.

The effect of inflation on the Company's operating results was not significant. The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results.

Liquidity and Capital Resources

At the end of the period the Company had a working capital surplus of $38,079 and a cash balance of $1,705. Net cash used in operations for the three months was $157,397 compared to nil for the same period in fiscal 2000. Net cash used in operations was largely a result of operating losses($65,638) and funds advanced, in the amount of $106,924 under the Plan of Reorganization Agreement, to Strategic Profits Inc., an operating e-commerce service provider. (For more details on the Plan of Reorganization please refer to Note 3 of the Consolidated Financial Statements for the period ending March 31, 2001). Net cash used in the acquisition of capital assets for the current period was $2,279 compared to nil for the prior year period.

The Company met its cash requirements during the first three months of 2001 through the proceeds of a private placement of the Company's common shares. A total of 533,332 shares were issued at a price of $0.30 per share for net cash proceeds of $160,000. During the period outstanding liabilities of $164,178 were settled by the issuance of 328,356 common shares at an agreed price of $0.50 per share.

The Company anticipates funding its working capital requirements and the expansion of its operating subsidiary under the Plan of Reorganization through the exercising of the 1,666,666 share purchase warrants attached to the private placement and through additional private placements as required. A total of 28,800 warrants were exercised on April 2, 2001 for proceeds of $57,600 which will be reflected in the second quarter results. The Company will need to raise additional capital prior to its year-end to maintain a positive cash balance. While the Company is actively engaged in seeking sources of capital investment there are no assurances that the Company will be successful in completing a financing.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955.

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise.

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results.

Many of these factors are beyond the Company's ability to control and predict. Investors should carefully consider all such risk factors before making an investment decision with respect to the Company's stock.

Investors are cautioned not to place undue reliance upon forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.


PART II -  OTHER INFORMATION
----------------------------

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         c) On December 3, 2000 the Registrant completed the sale of a total of 1,133,334 common shares by Private Placement to two offshore placees at a price of $0.30 per share for total proceeds of $355,000 net to the Company. Attached to each of the 1,133,334 common shares of the total private placement is a share purchase warrant entitling the two placees each holding 566,667 shares the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire on December 1, 2001.

                  On February 14, 2001 the Registrant completed the further sale of a total of 533,332 common shares by Private Placement to two offshore placees at a price of $0.30 per share for total proceeds of $160,000 net to the Company. The two placees were the same as the placees for the December 29, 2000 private placement and each placee subscribed for an additional 266,666 common shares. Also attached to these 533,332 common shares is a share purchase warrant entitling the two placees the right to purchase a total of 533,332 additional common shares at a price of $2.00 per share. This share purchase warrant expires on February 14, 2002.

                  A Finders' Fee of 50,000 common shares of the Company was paid to two individuals for their services in completing the financing. These shares are restricted from resale pursuant to Regulation S.

                  On March 30, 2001 a total of 28,800 of the share purchase warrants were exercised at a price of $2.00 per share for total proceeds to the Company of $57,600.

                  These shares were issued pursuant to the requirements of Regulation S of the Security Act of l934 and are therefore exempt from registration as they were sold to parties resident outside of the United States.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security  Holders

         The Company has given notice that it will be holding its annual general meeting of Shareholders on June 15, 2001 for which the agenda will include, in part, the approval of the Plan of Reorganization, the change of the Company's name to Strategic Internet Investments, Incorporated and the change of the company's jurisdiction of domicile to the State of Delaware from the State of Colorado. Details of the Annual General Meeting of Shareholders including the Notice and Proxy Statement have been filed with the Securities Exchange Commission and can be viewed on EDGAR under the Company's filings.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K were made for the period for which this report is filed as follows:

         On March 7, 2001, the Registrant filed a Current Report on Form 8-K re:
         Appointment of Directors: Catherine Clarke-Luckhurst on March 1, 2001 and Mario Aiello on February 28, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OHIO & SOUTHWESTERN ENERGY COMPANY

Date:  March 15, 2001                       By: /s/ RALPH SHEARING
      ---------------                          ---------------------------------
                                               Ralph Shearing, President and CEO


                                            By: /s/ ABBAS SALIH
                                               ---------------------------------
                                               Abbas Salih, Director

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                             (Stated in US Dollars)
                                   (Unaudited)

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)



                                     ASSETS
                                     ------
                                                      March 31,     December 31,
                                                        2001            2000
                                                     ------------   ------------
Current
   Cash                                              $     1,705    $     1,381
   Prepaid expenses                                      233,335              -
                                                     ------------   ------------
                                                         235,040          1,381

Capital assets                                             2,193              -
Advance to related party - Note 3                        431,924        325,000
                                                     ------------   ------------
                                                     $   669,157    $   326,381
                                                     ============   ============

                                   LIABILITIES
                                   -----------
Current
   Accounts payable                                  $   141,764    $   257,586
   Due to related party                                   55,197         72,479
                                                     ------------   ------------
                                                         196,961        330,065
                                                     ------------   ------------

                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                       ---------------------------------
Common stock - Note 3                                  1,366,243        458,730
Contributed capital                                      104,149        104,149
Deficit accumulated during the development stage        (998,196)      (566,563)
                                                     ------------   ------------
                                                         472,196         (3,684)
                                                     ------------   ------------
                                                     $   669,157    $   326,381
                                                     ============   ============

                             SEE ACCOMPANYING NOTES


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the three months ended March 31, 2001 and
                2000 and February 28, 1989 (Date of Inception) to
                                 March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                             Cumulative
                                                                           from February
                                           Three months    Three months    28, 1989 (Date
                                              ended           ended        of Inception) to
                                             March 31,       March 31,        March 31,
                                               2001            2000             2001
                                           -------------   -------------   -------------
General and Administrative Expenses
   Accounting and audit fees               $      3,000    $          -    $     17,663
   Advertising                                    7,868               -           7,868
   Amortization                                      86               -             836
   Consulting fees                              368,235               -         550,275
   Filing fees                                    1,016             936           6,505
   Legal fees                                     6,588               -          68,724
   Investor relation fee                         10,000               -          10,000
   Management fees                               21,000               -          70,000
   Office and general expenses                    4,998           1,739          82,694
   Rent                                           1,598           1,415          16,012
   Telephone expense                              3,608              88          15,422
   Transfer agent fees                            1,298             611           8,690
   Travel and promotion                           2,338             678          11,148
   Non-cash compensation charge                       -               -          78,707
                                           -------------   -------------   -------------
Loss before the following:                     (431,633)         (5,467)       (944,544)
   Unauthorized distribution                          -               -         (69,116)
   Gain on settlement of debt                         -               -          15,464
                                           -------------   -------------   -------------
Net loss for the period                    $   (431,633)   $     (5,467)   $   (998,196)
                                           =============   =============   =============
Basic loss per share                       $      (0.04)   $          0
                                           =============   =============
Weighted average number of common shares
 outstanding                                 11,079,672       9,736,695
                                           =============   =============


                             SEE ACCOMPANYING NOTES


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period from February 28, 1989 (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                          Deficit
                                                                        Accumulated
                                           Common Stock                  During the
                                     ----------------------  Contributed Development
                                       Shares      Amount      Capital     Stage        Total
                                     ----------  ----------  ----------  ----------   ----------
Balance, February 28, 1989                   -   $       -   $       -   $       -    $       -
  Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                            33,347      10,000           -           -       10,000
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1989              33,347      10,000           -           -       10,000
  Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs of
   $27,270                              33,348      72,730           -           -       72,730
  Net loss                                   -           -           -     (84,159)     (84,159)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1990              66,695      82,730           -     (84,159)      (1,429)
  Net loss                                   -           -           -      (3,416)      (3,416)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1991              66,695      82,730           -     (85,575)      (4,845)
  Net loss                                   -           -           -      (2,713)      (2,713)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1992              66,695      82,730           -     (90,288)      (7,558)
  Net loss                                   -           -           -      (1,614)      (1,614)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1993              66,695      82,730           -     (91,902)      (9,172)
  Net loss                                   -           -           -      (1,863)      (1,863)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1994              66,695      82,730           -     (93,765)     (11,035)
  Issuances of stock for
   services rendered - at $0.03
   per share                            50,000       1,500           -           -        1,500
  Contributed capital                        -           -      24,842           -       24,842
  Net loss                                   -           -           -     (16,735)     (16,735)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1995             116,695      84,230      24,842    (110,500)      (1,428)


                                                                                     .../Cont'd.
                             SEE ACCOMPANYING NOTES

                THE OHIO & SOUTHWESTERN ENERGY COMPANY Continued
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period from February 28, 1989 (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                              --------------------
                                                                          Deficit
                                                                        Accumulated
                                           Common Stock                  During the
                                     ----------------------  Contributed Development
                                       Shares      Amount      Capital     Stage        Total
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1995
 (Carried Forward)                     116,695      84,230      24,842    (110,500)      (1,428)
  Net loss                                   -           -           -      (9,068)      (9,068)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1996             116,895      84,230      24,842    (119,568)     (10,496)
  Issuance of stock for cash
   - at $0.011 per share             2,000,000      21,300           -           -       21,300
  Contributed capital                        -           -         600           -          600
  Net loss                                   -           -           -     (22,261)     (22,261)
                                     ---------   ----------  ----------  ----------   ----------
Balance, December 31, 1997           2,116,695     105,530      25,442    (141,829)     (10,857)
  Issuance of stock for
   services rendered
   - at $0.001 per share             7,000,000       7,000           -           -        7,000
   - at $0.01 per share                620,000       6,200           -           -        6,200
  Net loss                                   -           -           -     (52,308)     (52,308)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1998           9,736,695     118,730      25,442    (194,137)     (49,965)
  Net loss                                   -           -           -     (35,995)     (35,995)
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 1999           9,736,695     118,730      25,442    (230,132)     (85,960)
  Issuance of stock for cash
   pursuant to a private placement
   - at $0.30                        1,133,334     340,000           -           -      340,000
  Issue of stock for finders fee        50,000           -           -           -            -
  Net loss                                   -           -           -    (336,431)    (336,431)
  Non-cash compensation charge               -           -      78,707           -       78,707
                                     ----------  ----------  ----------  ----------   ----------
Balance, December 31, 2000          10,920,029     458,730     104,149    (566,563)      (3,684)
  Issuance of stock for cash
   pursuant to a private placement
   - at $0.30                          533,332     160,000           -           -      160,000
  Issuance of stock to settle debt
   - at $0.50                          328,356     164,178           -           -      164,178
  Issuance of stock pursuant to a
   consulting agreement - at $3.50     166,667     583,335           -           -      583,335
  Net loss for the period                    -           -           -    (431,633)    (431,633)
                                     ----------  ----------  ----------  ----------   ----------
Balance, March 31, 2001             11,948,384  $1,366,243   $ 104,149   $(998,196)    $472,196
                                    ==========  ===========  ==========  ==========    ==========


                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the three months ended March 31, 2001 and
                2000 and February 28, 1989 (Date of Inception) to
                                 March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                                   Cumulative
                                                                                  from February
                                                                                    28, 1989
                                                        Three months Three months (Date of Incep-
                                                           ended        ended       tion) to
                                                          March 31,    March 31,    March 31,
                                                            2001         2000         2001
                                                         ----------   ----------   ----------
Cash flows used in operating activities:
   Net loss                                              $(431,633)   $  (5,467)   $(998,196)
   Adjustments to reconcile net loss to net cash
    used in operations:
     Amortization                                               86            -          836
     Consulting fees                                             -            -        6,200
     Gain on settlement of debt                                  -            -      (15,464)
     Management fees                                             -            -        7,000
     Non-cash compensation charge                                -            -       78,707
     Issue of stock pursuant to a consulting agreement     350,000            -      350,000
   Changes in non-cash items:
     Advance to related party                             (106,924)           -     (431,924)
     Accounts payable                                       48,356          334      322,906
     Due to related party                                  (17,282)       5,133       55,197
                                                         ----------   ----------   ----------
Net cash used in operating activities                     (157,397)           -     (624,738)
                                                         ----------   ----------   ----------
Cash flow used in investing activities
   Organization costs                                            -            -         (750)
   Acquisition of capital assets                            (2,279)           -       (2,279)
                                                         ----------   ----------   ----------
Net cash used in investing activity                         (2,279)           -       (3,029)
                                                         ----------   ----------   ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                  160,000            -      631,300
   Payment of offering costs                                     -            -      (27,270)
   Contributed capital                                           -            -       25,442
                                                         ----------   ----------   ----------
Net cash provided by financing activities                  160,000            -      629,472
                                                         ----------   ----------   ----------
Net increase in cash                                           324            -        1,705

Cash, beginning of period                                    1,381            -            -
                                                         ----------   ----------   ----------
Cash, end of period                                      $   1,705    $       -    $   1,705
                                                         ==========   ==========   ==========
Non-cash Transactions - Note 5


                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                  NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements..

Note 2        Principles of Consolidation
              ---------------------------

              These consolidated financial statements include the accounts of The Ohio & Southwestern Energy Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the company in March 2001.

Note 3        Capital Stock
              -------------

             i)   Preferred Stock
                  a)  Authorized:
                      100,000,000, $0.01 par value

                  b)  Issued:
                      None issued

             ii)  Common stock
                  a)  Authorized:
                      100,000,000, no par value

                  b)  Issued:                                                      #              $
                                                                             -------------   -------------
                      Balance, December 31, 1999 and 1998                       9,736,695         118,730
                      Stock issued for cash pursuant to a private
                       placement -at $0.30                                      1,133,334         340,000
                      Stock issued for finders fee                                 50,000               -
                                                                             -------------   -------------
                      Balance, December 31, 2000                               10,920,029         458,730
                      Stock issued for cash pursuant to a private
                       placement -at $0.30                                        533,332         160,000
                      Stock issued to settle a debt - at $0.50                    328,356         164,178
                      Stock issued pursuant to a consulting
                       Agreement - at $3.50                                       166,667         583,335
                                                                             -------------   -------------
                                                                               11,948,384       1,366,243
                                                                             =============   =============

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 5
(Stated in US Dollars)
----------------------


Note 3        Capital Stock - (cont'd)
              -------------

              Commitments

              Share Purchase Warrants

              At March 31, 2001, there were 1,666,666 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire on December 1, 2001, as to 1,133,334 warrants and on February 14, 2002, as to 533,332 warrants.

              Stock Options

              At March 31, 2001, there were a total of 805,000 share purchase options outstanding, as to an officer, directors and employees, 365,000, and as to consultants, 440,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

              Plan of Reorganization

              The company by a plan of reorganization dated July 31, 2000, amended August 30, and December 31, 2000, and March 31, 2001, may acquire 100% of Canarab Technology Limited ("CAT"), a Yukon Corporation, by issuing 5,280,907 common shares and paying $20,000 to CAT. CAT is related to the company by virtue of common directors.

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

              SPI, through Communitystorefront.com, provides a market place for shopping and fundraising securely on-line for small to mid-sized business', not-or-profit and registered charitable organizations in Canada.

              Acquired shares of SPI will be placed in escrow and released in tranches pursuant to CAT advancing CDN$2,400,000 in tranches to SPI. Consequently, voting control of SPI will not pass to CAT until such time as CDN$2,400,000 has been advanced and until after December 19, 2003.

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 5
(Stated in US Dollars)
 --------------------


Note 3        Capital Stock - (cont'd)
              -------------

              Plan of Reorganization - (cont'd)

              CAT escrow shares will be released on a schedule that is based upon SPI reaching a percentage of certain revenues as follows:

                  i) revenue of CDN$1,140,000 for the first year of operations releases 1/3 of the CAT escrow shares;

                  ii) revenue of CDN$6,700,000 for the second year of operations releases 1/3 of the CAT escrow shares, provided a) the minimum funding of CDN$2,400,000 is provided to SPI in the first year of operations at a rate of CDN $500,000 every three months for the first year of operations and b) a minimum funding of CDN$15,000,000 is provided to SPI by the third quarter of the second year of operations. If funding is achieved only as to a) above, then revenue of CDN$1,700,000 for the second year of operations releases 1/3 of CAT escrow shares.

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

              At March 31, 2001, the company has advanced $431,924 to CAT in respect to CAT's obligation to SPI. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 5
(Stated in US Dollars)
 --------------------



Note 3        Capital Stock - (cont'd)
              -------------

              Plan of Reorganization

              Media Relations Consulting Agreement

              On December 1, 2000, the company entered into a 12 month consulting agreement with a company which will provide consulting services for media relations, financial public relations and publishing. The company has agreed to issue 200,000 common shares (issued January 2, 2001) and an additional 400,000 common shares (issued January 18, 2001). The additional 400,000 common shares are the subject of an escrow delivery schedule as follows:

              i)    100,000 common shares delivered on January 22, 2001;
              ii) 100,000 common shares to be delivered on April 18, 2001 (delivered March 15, 2001);
              iii)  100,000 common shares to be delivered on July 18, 2001; and
              iv)   100,000 common shares to be delivered on October 18, 2001.

              A consulting expense of $350,000 has been recorded for the three months ended March 31, 2001.

              Web Site Development and Corporate Awareness Services Agreement

              On March 19, 2001, the company entered into a 12 month consulting agreement with a company which will provide services consisting of custom database systems management, and corporate due diligence web sites for US$110,000. A cash payment of US$10,000 has been made, and the remaining balance of $100,000 will be paid through the issuance of 30,000 shares of the company's common stock, subject to SEC policies and guidelines. The schedule of delivery of the shares is as follows:

              i) 7,500 common shares to be delivered no later than April 19, 2001;
              ii) 7,500 common shares to be delivered no later than May 19, 2001;
              iii) 7,500 common shares to be delivered no later than August 19, 2001; and
              iv) 7,500 common shares to be delivered no later than November 19, 2001;

              In addition, if the company is satisfied with the consultants performance it will issue 7,500 common shares as a bonus on August 19, 2001. If the consultants performance continues to be satisfactory the company will issue an additional 7,500 shares on or before March 19, 2002.

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 5
(Stated in US Dollars)
 --------------------



Note 4        Subsequent Event
              ----------------

              i) By an agreement effectively dated April 23, 2001, the company engaged a financial advisor for a 24 month period. Upon the advisor arranging an initial funding for the company of $400,000 before June 14, 2001, the company will issue to the advisor common stock with a value of $300,000 and warrants to purchase 500,000 common shares at $2.17. The warrants will expire on August 21, 2001, but may be extended to a two year period if the advisor arranges a first sales contract funding for a minimum of $3,000,000. Should this funding be completed then the company will pay the advisor $35,000 per month for on-going services for the remaining term of the agreement. The minimum $3,000,000 funding must be completed by August 31, 2001.

                  In addition, during the term of this agreement or within one year thereafter if the advisor finds financing or an acquisition for the company, the advisor will be entitled to a fee equal to 10% of the gross proceeds raised or the value of the acquisition up to $3,000,000, a fee equal to 7 1/2 % of the gross proceeds raised or the value of the acquisition in excess of $3,000,000.

                  ii) Subsequent to March 31, 2001, the company received $57,600 pursuant to the exercise of 28,800 warrants.
                  iii) Subsequent to March 31, 2001, the company advanced $32,000 to CAT in respect to CAT's obligation to Strategic Profits Inc.

Note 5        Non-Cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The company issued common shares for services provided to the company during the following years:

                              Number of             Price
                            Common Shares         Per Share          $
                            -------------         ---------       -------
             1995                 50,000             $0.03         1,500
             1998              7,000,000             $0.001        7,000
             1998                620,000             $0.01         6,200
                            -------------                        --------
                               7,670,000                          14,700
                            =============                        ========

              In addition, during the three months ended March 31, 2001, the company issued 100,000 common shares for consulting services in the amount of $350,000, 66,667 common shares for prepaid consulting services in the amount of $233,335 and 328,356 common shares for the settlement of accounts payables totalling $164,178.

              These amounts have been excluded from the statement of cash flows.