Form 10QSB
period 2001-06-30
OHIO & SOUTHWESTERN ENERGY CO
filed 2001-08-13
CIK 53320

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB


                Quarterly Report Under Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2001            Commission File Number: 33-28188


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

                         12,190,567 as at June 30, 2001

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         i)       Consolidated Balance Sheets as at June 30, 2001;

         ii) Consolidated Statements of Operations for the six and three months ended June 30, 200l and 2000 and February 28, 1989(Date of Inception) to June 30, 2001;

         iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 and February 28, 1989(Date of Inception) to June 30, 2001;

         iv) Consolidated Statements of Stockholders' Equity(Deficiency) for the period from February 28, 1989(Date of Inception) to June 30, 2001;

         v) Notes to the Consolidated Financial Statements(Unaudited) as at June 30, 200l.


                               THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                    (A Development Stage Company)
                                     CONSOLIDATED BALANCE SHEETS
                                 June 30, 2001 and December 31, 2000
                                       (Stated in US Dollars)
                                             (Unaudited)
                                             -----------


                                     ASSETS
                                     ------
                                                                 June 30,        December 31,
                                                                   2001             2000
                                                               ------------      ------------
Current
   Cash                                                        $       265       $     1,381
   Accounts receivable                                               3,333                 -
                                                               ------------      ------------
                                                                     3,598             1,381

Capital assets                                                       2,108                 -
Advance to related party - Note 3                                  496,626           325,000
                                                               ------------      ------------

                                                               $   502,332       $   326,381
                                                               ============      ============


                                   LIABILITIES
                                   -----------
Current
   Accounts payable                                            $   320,982       $   257,586
   Due to related party                                             49,156            72,479
   Convertible loan payable                                         26,183                 -
                                                               ------------      ------------

                                                                   396,321           330,065
                                                               ------------      ------------


                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
Common stock - Notes 3 and 4                                     1,441,726           458,730
Contributed capital                                                104,149           104,149
Deficit accumulated during the development stage                (1,439,864)         (566,563)
                                                               ------------      ------------

                                                                   106,011            (3,684)
                                                               ------------      ------------

                                                               $   502,332       $   326,381
                                                               ============      ============

                                       SEE ACCOMPANYING NOTES


                                         THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                for the six and three months ended June 30, 2001 and 2000
                               and February 28, 1989 (Date of Inception) to June 30, 2001
                                                 (Stated in US Dollars)
                                                       (Unaudited)
                                                       -----------

                                                                                                                  Cumulative
                                                                                                                 from February
                                                                                                                28, 1989 (Date
                                                                                                               of Inception) to
                                            Six months ended June 30,          Three months ended June 30,         June 30,
                                              2001              2000             2001              2000              2001
                                              ----              ----             ----              ----              ----
General and Administrative
 Expenses
   Accounting and audit fees            $         7,226   $           655  $         4,226   $           655  $        21,889
   Advertising                                    7,868                 -                -                 -            7,868
   Amortization                                     171                 -               85                 -              921
   Consulting fees                              739,739                 -          371,504                 -          921,779
   Filing fees                                    1,919               936              903                 -            7,408
   Legal fees                                    15,834                29            9,246                29           77,970
   Investor relation fees                        31,822                 -           21,822                 -           31,822
   Management fees                               42,000                 -           21,000                 -           91,000
   Office and general expenses                   10,035             3,119            5,037             1,380           87,731
   Rent                                           3,126             2,859            1,528             1,444           17,540
   Telephone expense                              4,138               185              530                97           15,952
   Transfer agent fees                            4,485             1,320            3,187               709           11,877
   Travel and promotion                           4,938               962            2,600               284           13,748
   Non-cash compensation charge                       -                 -                -                 -           78,707
                                        ----------------  ---------------- ----------------  ---------------- ----------------
Loss before the following:                     (873,301)          (10,065)        (441,668)           (4,598)      (1,386,212)
   Unauthorized distribution                          -                 -                -                 -          (69,116)
   Gain on settlement of debt                         -                 -                -                 -           15,464
                                        ----------------  ---------------- ----------------  ---------------- ----------------

Net loss for the period                 $      (873,301)  $       (10,065) $      (441,668)  $        (4,598) $    (1,439,864)
                                        ================  ================ ================  ================ ================
Basic loss per share                    $        (0.08)   $             -  $        (0.04)   $             -
                                        ================  ================ ================  ================

Weighted average number of
 common shares outstanding                   11,328,084         9,736,695       11,328,084         9,736,695
                                        ================  ================ ================  ================

                                                 SEE ACCOMPANYING NOTES


                                            SEE ACCOMPANYING NOTES
                                    THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                for the six months ended June 30, 2001 and 2000
                          and February 28, 1989 (Date of Inception) to June 30, 2001
                                            (Stated in US Dollars)
                                                  (Unaudited)
                                                  -----------
                                                                                                 Cumulative
                                                                                               from February
                                                                                                  28, 1989
                                                                                              (Date of Incep-
                                                                                                  tion) to
                                                              Six months ended June 30,           June 30,
                                                                2001              2000              2001
                                                                ----              ----              ----
Cash flows used in operating activities:
   Net loss                                                 $  (873,301)      $    (5,467)      $(1,439,864)
   Adjustments to reconcile net loss to net cash
    used in operations:
     Amortization                                                   171                 -               921
     Consulting fees                                                  -                 -             6,200
     Gain on settlement of debt                                       -                 -           (15,464)
     Management fees                                                  -                 -             7,000
     Non-cash compensation charge                                     -                 -            78,707
     Issue of stock pursuant to a consulting agreement          583,331                 -           583,331
   Changes in non-cash items:
     Accounts receivable                                         (3,333)                -            (3,333)
     Advance to related party                                  (171,626)                -          (496,626)
     Accounts payable                                           248,318               334           522,868
     Due to related party                                       (23,323)            5,133            49,156
     Convertible loan payable                                    26,183                 -            26,183
                                                            ------------      ------------      ------------
Net cash used in operating activities                          (213,580)                -          (680,921)
                                                            ------------      ------------      ------------
Cash flow used in investing activities
   Organization costs                                                 -                 -              (750)
   Acquisition of capital assets                                 (2,279)                -            (2,279)
                                                            ------------      ------------      ------------
Net cash used in investing activity                              (2,279)                -            (3,029)
                                                            ------------      ------------      ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                       214,743                 -           686,043
   Payment of offering costs                                          -                 -           (27,270)
   Contributed capital                                                -                 -            25,442
                                                            ------------      ------------      ------------
Net cash provided by financing activities                       214,743                 -           684,215
                                                            ------------      ------------      ------------
Net increase (decrease) in cash                                  (1,116)                -               265

Cash, beginning of period                                         1,381                 -                 -
                                                            ------------      ------------      ------------

Cash, end of period                                         $       265       $         -       $       265
                                                            ============      ============      ============
Non-cash Transactions - Note 5

                                            SEE ACCOMPANYING NOTES


                                         THE OHIO & SOUTHWESTERN ENERGY COMPANY
                                              (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the period from February 28, 1989 (Date of Inception) to June 30, 2001
                                                 (Stated in US Dollars)
                                                       (Unaudited)
                                                       -----------


                                                                                    Deficit
                                                                                  Accumulated
                                                Common Stock                      During the
                                        ---------------------------  Contributed  Development
                                           Shares         Amount       Capital       Stage          Total
                                           ------         ------       -------       -----          -----
Balance, February 28, 1989                       -  $          -  $          -  $          -   $          -
  Issuance of stock to insiders
   on March 7, 1989 - at $0.30
   per share                                33,347        10,000             -             -         10,000
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1989                  33,347        10,000             -             -         10,000
  Issuance of stock during
   public offering for $3.00 per
   share, net of offering costs of
   $27,270                                  33,348        72,730             -             -         72,730
  Net loss                                       -             -             -       (84,159)       (84,159)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1990                  66,695        82,730             -       (84,159)        (1,429)
  Net loss                                       -             -             -        (3,416)        (3,416)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1991                  66,695        82,730             -       (85,575)        (4,845)
  Net loss                                       -             -             -        (2,713)        (2,713)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1992                  66,695        82,730             -       (90,288)        (7,558)
  Net loss                                       -             -             -        (1,614)        (1,614)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1993                  66,695        82,730             -       (91,902)        (9,172)
  Net loss                                       -             -             -        (1,863)        (1,863)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1994                  66,695        82,730             -       (93,765)       (11,035)
  Issuances of stock for
   services rendered - at $0.03
   per share                                50,000         1,500             -             -          1,500
  Contributed capital                            -             -        24,842             -         24,842
  Net loss                                       -             -             -       (16,735)       (16,735)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1995                 116,695        84,230        24,842      (110,500)        (1,428)
  Net loss                                       -             -             -        (9,068)        (9,068)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1996                 116,895        84,230        24,842      (119,568)       (10,496)
  Issuance of stock for cash
   - at $0.011 per share                 2,000,000        21,300             -             -         21,300
  Contributed capital                            -             -           600             -            600
  Net loss                                       -             -             -       (22,261)       (22,261)
                                        ----------- ------------- ------------- -------------  -------------
Balance, December 31, 1997               2,116,695       105,530        25,442      (141,829)       (10,857)


                                                                                                 .../Cont'd.

                                                 SEE ACCOMPANYING NOTES


                                    THE OHIO & SOUTHWESTERN ENERGY COMPANY Continued
                                              (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the period from February 28, 1989 (Date of Inception) to June 30, 2001
                                                 (Stated in US Dollars)
                                                       (Unaudited)
                                                       -----------

                                                                                      Deficit
                                                                                    Accumulated
                                                 Common Stock                       During the
                                         ---------------------------  Contributed   Development
                                            Shares        Amount        Capital        Stage            Total
                                            ------       ------         -------        -----            -----
Balance, December 31, 1997
 (carried forward)                        2,116,695        105,530         25,442       (141,829)        (10,857)
  Issuance of stock for
   services rendered
   - at $0.001 per share                  7,000,000          7,000              -              -           7,000
   - at $0.01 per share                     620,000          6,200              -              -           6,200
  Net loss                                        -              -              -        (52,308)        (52,308)
                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1998                9,736,695        118,730         25,442       (194,137)        (49,965)
  Net loss                                        -              -              -        (35,995)        (35,995)
                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999                9,736,695        118,730         25,442       (230,132)        (85,960)
  Issuance of stock for cash
   pursuant to a private placement
   - at $0.30                             1,133,334        340,000              -              -         340,000
  Issue of stock for finders fee             50,000              -              -              -               -
  Net loss                                        -              -              -       (336,431)       (336,431)
  Non-cash compensation charge                    -              -         78,707              -          78,707
                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2000               10,920,029        458,730        104,149       (566,563)         (3,684)
  Issuance of stock for cash
   pursuant to a private placement
   - at $0.30                               533,332        160,000              -              -         160,000
   pursuant to the exercise of
   warrants - at $2.00                       28,800         57,600              -              -          57,600
  Less:  issue costs                              -         (2,857)             -               -         (2,857)
  Issuance of stock to settle debt
   - at $1.55                                13,383         20,740              -              -          20,740
   - at $0.50                               328,356        164,178              -              -         164,178
  Issuance of stock pursuant to a
   consulting agreement - at $3.50          166,667        583,335              -              -         583,335
  Net loss for the period                         -              -              -       (873,301)       (873,301)
                                        ------------   ------------   ------------   ------------    ------------
Balance, June 30, 2001                   11,990,567    $ 1,441,726    $   104,149    $(1,439,864)    $   106,011
                                        ============   ============   ============   ============    ============

                                                 SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                  NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
------        -----------------

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements..

Note 2        Principles of Consolidation
------        ---------------------------

              These consolidated financial statements include the accounts of The Ohio & Southwestern Energy Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the company in March 2001.

Note 3        Capital Stock - Note 4
------        ----------------------

             i)   Preferred Stock
                  a)  Authorized:
                      100,000,000, $0.01 par value
                  b)  Issued:
                      None issued
             ii)  Common stock
                  a)  Authorized:
                      100,000,000, no par value

                  b)  Issued:                                              #                 $
                                                                      ------------      -----------
                      Balance, December 31, 1999 and 1998               9,736,695          118,730
                      Stock issued for cash pursuant to a private
                       placement -at $0.30                              1,133,334          340,000
                      Stock issued for finders fee                         50,000                -
                                                                      ------------      -----------
                      Balance, December 31, 2000                       10,920,029          458,730
                      Stock issued for cash pursuant to a private
                       placement -at $0.30                                533,332          160,000
                      Stock issued for cash pursuant to the
                       exercise of warrants - at $2.00                     28,800           57,600
                      Less:  issue costs                                        -           (2,857)
                      Stock issued to settle a debt - at $0.50            328,356          164,178
                      Stock issued to settle debt - at $1.55               13,383           20,740
                      Stock issued pursuant to a consulting
                       agreement - at $3.50                               166,667          583,335
                                                                      ------------      -----------
                                                                       11,990,567        1,441,726
                                                                      ============      ============

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001 - Page 2
(Stated in US Dollars)
 --------------------


Note 3        Capital Stock - Note 4 - (cont'd)
------        ---------------------------------

              Commitments

              Share Purchase Warrants

              At June 30, 2001, there were 1,637,866 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire on December 1, 2001, as to 1,104,534 warrants and on February 14, 2002, as to 533,332 warrants.

              Stock Options

              At June 30, 2001, there were a total of 805,000 share purchase options outstanding, as to an officer, directors and employees, 365,000, and as to consultants, 440,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

              Plan of Reorganization

              The company by a plan of reorganization dated July 31, 2000, amended August 30 and December 31, 2000, March 31, 2001 and June 29, 2001, may acquire 100% of Canarab Technology Limited ("CAT"), a Yukon Corporation, by issuing 5,280,907 common shares and paying $20,000 to CAT. CAT is related to the company by virtue of common directors.

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

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001 - Page 3
(Stated in US Dollars)
 --------------------


Note 3        Capital Stock - Note 4 - (cont'd)
------        ---------------------------------

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

              At June 30, 2001, the company has advanced $496,626 to CAT in respect to CAT's obligation to SPI. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

              In order to facilitate a potential financing for SPI, CAT intends to offer the interest that it is purchasing in SPI to the company, such that SPI shareholders will receive an equivalent number of shares of the company that they would own in CAT. Any shares issued by the company will inherit the same escrow conditions. The agreement to acquire CAT must close on or before December 31, 2001 and is subject to shareholder approval.

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001 - Page 4
(Stated in US Dollars)
 --------------------


Note 3        Capital Stock - Note 4 - (cont'd)
------        ---------------------------------

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

              ii) 100,000 common shares to be delivered on April 18, 2001 (delivered March 15, 2001);

              iii) 100,000 common shares to be delivered on July 18, 2001 (delivered on July 3, 2001); and

              iv) 100,000 common shares to be delivered on October 18, 2001.

              A consulting expense of $699,997 has been recorded for the six months ended June 30, 2001.

              Web Site Development and Corporate Awareness Services Agreement

              On March 19, 2001, the company entered into a 12 month consulting agreement with a company to provide services consisting of custom database systems management, and corporate due diligence web sites. This contract was mutually terminated during the period. A cash payment of US$10,000 has been made, as well as the delivery of 7,500 common shares of the company.

              Convertible Loan Agreement

              The company entered into a Convertible Loan Agreement on June 5, 2001 whereby the company received a loan of $26,035. The principal sum of the loan is convertible into units of the company at $0.70 per unit on or before October 4, 2001. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant shall entitle the lender to purchase one common share at $1.00 per share on or before July 4, 2003. The loan bears interest at 8% per annum and is repayable on demand but not earlier than October 4, 2001.

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001 - Page 5
(Stated in US Dollars)
 --------------------

Note 4        Subsequent Event - Note 3
------        -------------------------

              i) Subsequent to June 30, 2001, the company received a loan of $50,000 from a majority shareholder of the company. This loan is unsecured, non-interest bearing and is repayable by the company within 60 days without penalty.

              ii) Subsequent to June 30, 2001, the company advanced $42,300 to CAT in respect to CAT's obligation to Strategic Profits Inc.

              iii) By agreements dated July 1, 2001, the company entered into consulting agreements to undertake a comprehensive investor relation program. The company has agreed to pay for these services $3,334 per month until the company's share price is $2.00 per share or more for a period of 7 consecutive trading days and then, pay $6,667 per month. In addition, for 3rd party marketing services, upon approval from the company, an amount of $13,334 per month is payable. As additional consideration for these services, the company will issue 50,000 common shares per month. In addition, in respect to arranging a merger, sale of stock, sale of assets, consolidation or other similar transaction, the company will pay a total of 10% of the total value of the consideration given.

Note 5        Non-Cash Transactions
------        ---------------------

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
                            ==========                                   =======

              In addition, during the six months ended June 30, 2001, the company issued 166,667 common shares for consulting services in the amount of $583,335 and 341,739 common shares for settlement of accounts payables totalling $184,918.

              These amounts have been excluded from the statement of cash flows.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

As at June 30, 2001, the Company remained in the development stage as no revenues were generated from its operations in the second quarter and, in total, for the first six months of fiscal 2001. During the six month period ended June 30, 2001, the Company recorded a net loss of $873,301, or $0.08 per share. The comparable loss for the period ended June 30, 2000 was $10,065 or approximately $0.001 per share. The significant increase in general and administrative expenses over the previous year is primarily resultant from the decision by management to make the Company's first acquisition by securing the right to acquire a controlling interest in Strategic Profits Inc.("SPI"), an emerging Canadian e-commerce company. In its role as the funding arm of SPI, the Company has undertaken an aggressive marketing campaign to create investor awareness and appeal for the shares which is reflected in a non-cash quarterly expense of $350,000 to a U.S. consulting firm based on a contract share price of $3.50 in December, 2000. This expense will continue to be itemized in the financial statements until the contract expires in December, 2001 or is terminated. All other categories of general and administrative expenses have risen commensurately over the previous year from the increase in corporate activity.

Subsequent to June 15, 2001 when the Annual General Meeting of Shareholders was held and all proposals were approved, documentation was filed with the Offices of the Secretary of State for Colorado and Delaware and with the Company's transfer agent to finalize the change of name to Strategic Internet Investments, Incorporated, in conjunction with the completion of the Plan of Agreement to acquire a controlling interest in SPI. It is anticipated that all corporate and regulatory matters pertaining to this acquisition will be finalized by the end of August, 2001.

The operations of SPI's are expanding outside of Canada into the U.S., Europe, the far East and the Middle East, under existing and pending agreements, and are expected to become profitable by the end of fiscal 2001. For the short-term the Company will continue to fund SPI's operations and expansion plans, as required, under the Agreement and Plan of Reorganization with Canarab Technology Limited.

Although current equity market conditions for technology companies remain depressed, the company has been successful in prior periods in attracting equity and debt investments sufficient to meet its cash requirements. Notwithstanding its efforts to conserve working capital, the Company has incurred operating deficits that have resulted in a continuing cash shortfall and will be required to raise a minimum of $250,000 by year-end to ensure that its obligations for 2001can be met. In the event that profitability from SPI's operations is achieved as forecast by year-end then cash requirements for the first half of fiscal 2002 will be downsized accordingly. The Company has solicited and received expressions of interest from a number of private and institutional financiers for investments, although there can be no assurances that the company will be successful in raising the additional funds required.

Liquidity and Capital Resources

At the end of the period the Company had a working capital deficit of $392,723 and a cash balance of $265. Net cash used in operations for the six months was $213,580 compared to nil for the same period in fiscal 2000. Net cash used in operations was largely a result of operating losses($873,301) and funds advanced, in the amount of $496,626, under the Plan of Reorganization Agreement, to Strategic Profits Inc., an operating e-commerce service provider. Funds advanced to SPI are under no specific terms for repayment although the business model forecasts sufficient revenues from its e-business operations within two years to permit full repayment.(For more details on the Plan of Reorganization please refer to Note 3 of the Consolidated Financial Statements for the period ending June 30, 2001). Net cash used in the acquisition of capital assets for the current period was $2,279 compared to nil for the prior year period.

The Company met its cash requirements during the first six months of 2001 through the proceeds of a convertible loan from an shareholder ($26,035) and a private placement of the Company's shares. A total of 533,332 shares were issued at a price of $0.30 per share for net cash proceeds of $160,000. During the period outstanding liabilities of $164,178 and 20,740, respectively, were settled by the issuance of 328,356 common shares at an agreed price of $0.50 per share and by the issuance of 13,383 at an agreed price of $1.55.

The Company anticipates funding its working capital requirements and the expansion of its operating subsidiary under the Plan of Reorganization through additional private equity and debt financings as required. There are no public financings planned or pending at the present time. The Company will need to raise additional capital prior to its year-end to maintain a positive cash balance if cash generated by operations is insufficient to meet expenses. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

>From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol OSWE. As of June 30, 2001, there were 12,190,567 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         (a)      none

         (b)      none

         (c) On May 3, 2001 a total of 28,800 of the share purchase warrants were exercised at a price of $2.00 per share for total proceeds to the Company of $57,600. There are 1,637,866 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $2.00 per share for each warrant held.

                  These shares were issued pursuant to the requirements of Regulation S of the Security Act of l934 and are therefore exempt from registration as they were sold to parties resident outside of the United States.

                  On June 5, 2001 the Company entered into a convertible loan agreement with a lender who is a resident of the Province of British Columbia. Under the terms of the agreement, the lender agreed to lend the Company the sum of $26,035 at an annual interest rate of 8% and repayable on or before October 4, 2001. The lender has the right at any time and from time to time on or before October 4, 2001 to convert all or part of the loan into units consisting of one common share without par value in the capital stock of the Company and one non-transferable share purchase warrant, at a rate of $0.70 per unit.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security  Holders

         (a) On June 15, 2001 the company held its Annual General Meeting of Shareholders at the executive offices in Vancouver, B.C.

         (b) The encumbent Board of Directors was re-elected to serve until the next Annual General Meeting. The Board of Directors consists of four members: Ralph Shearing, President and CEO, Abbas Salih, Chairman and Secretary, Catherine Clarke-Luckhurst and Mario Aiello.

         (c) There were six proposals to be voted upon by the shareholders and all proposals received shareholder approval. The specific proposals together with their respective vote tabulation were as follows:

         Proposal #1: To approve the appointment of Amisano Hanson, Chartered Accountants, of Vancouver, B.C. to act as auditors for the Company for the ensuring year.

         For:   731,126    Against:   none    Abstain:   none    Withhold:  none

         Proposal #2: Election of Directors            For:             Withhold

                  Ralph  Shearing                    731,126               none
                  Abbas Salih                        731,126               none
                  Catherine Clarke-Luckhurst         731,126               none
                  Mario Aiello                       731,126               none

         Proposal #3: To change the name of the corporation to STRATEGIC INTERNET INVESTMENTS, INCORPORATED and the state of incorporation from Colorado to Delaware and create a new class of Special Voting Shares.

         For:   731,126    Against:   none    Abstain:   none    Withhold:  none

         Proposal #4: To approve the Agreement and Plan of Reorganization between Canarab Technology Limited and the Ohio & Southwestern Energy Company.

         For:   731,126    Against:   none    Abstain:   none    Withhold:  none

         Proposal #5: To approve the Company's Employee Stock Option Plan dated September 30, 2000.

         For:   731,126    Against:   none    Abstain:   none    Withhold:  none

         Proposal #6: To adopt the Company's proposed new By-laws.

         For: 490,868   Against:   none    Abstain:   none    Withhold:  240,258

         (d)      None

Details of the Annual General Meeting of Shareholders including the Notice and Proxy Statement have been filed with the Securities Exchange Commission and can be viewed on EDGAR under the Company's filings.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OHIO & SOUTHWESTERN ENERGY COMPANY

Date:  August 8, 2001                    By:  /S/ RALPH SHEARING
      ---------------                         ----------------------------------
                                              Ralph Shearing, President and CEO



                                         By:  /S/ ABBAS SALIH
                                              ----------------------------------
                                                 Abbas Salih, Director