Form 10QSB
period 2001-09-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2001-11-15
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB


                Quarterly Report Under Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2001      Commission File Number:  33-28188


                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

              Colorado                                 84-1116458
              --------                                 ----------
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

                      12,440,567 as at September 30, 2001

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          i)    Consolidated Balance Sheets as at September 30, 2001;
          ii) Consolidated Statements of Operations for the nine and three months ended September 30, 200l and 2000 and February 28, 1989 (Date of Inception) to September 30, 2001;
          iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 and February 28, 1989(Date of Inception) to September 30, 2001;
          iv) Consolidated Statements of Stockholders' Equity(Deficiency) for the period from February 28, 1989(Date of Inception) to September 30, 2001;
          v) Notes to the Consolidated Financial Statements as at September 30, 200l.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

As at September 30, 2001, the Company remained in the development stage as no revenues were generated from its operations in the third quarter and, in total, for the first nine months of fiscal 2001. During the nine month period ended September 30, 2001, the Company recorded a net loss of $1,295,387, or $0.11 per share. The comparable loss for the period ended September 30, 2000 was $67,041 or approximately $0.01 per share. The significant increase in consulting fees over the previous year is primarily resultant from the decision by management to make the Company's first acquisition by securing the right to acquire a controlling interest in Strategic Profits Inc.("SPI"), an emerging Canadian e-commerce company. In its role as the funding arm of SPI, the Company has undertaken an aggressive marketing campaign to create investor awareness and appeal for the shares which is reflected in a non-cash quarterly expense of $350,000 to a U.S. consulting firm based on a contract share price of $3.50 in December, 2000. This expense will continue to be itemized in the financial statements until the contract expires on November 30, 2001. The total to date under this contract is $933,335 which comprises the largest portion of the total consulting fees of $1,111,396 on the Statement of Operations and Deficit. All other categories of general and administrative expenses have risen commensurately over the previous year from the increase in corporate activity.

Subsequent to September 30, the Company completed all corporate and regulatory filings in Colorado and Delaware that were required in order to complete the name change from Ohio & Southwestern Energy Company to Strategic Internet Investments, Incorporated. This change of name, which was approved by the shareholders at the Annual General Meeting held on June 15, 2001, more accurately reflects the course of business on which the Company is proceeding through its acquisition of the interest in Strategic Profits Inc. Effective on October 8, 2001 the company's common shares commenced trading on the OTC Bulletin Board under the new symbol "SIII". The new company is now domiciled in the State of Delaware.

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

Although current equity market conditions for technology companies remain depressed, the company has been successful in prior periods in attracting equity and debt investments sufficient to meet its cash requirements. Notwithstanding its efforts to conserve working capital, the Company has incurred operating deficits that have resulted in a continuing cash shortfall and will be required to raise a minimum of $150,000 by year-end to ensure that its obligations for 2001can be met. In the event that profitability from SPI's operations is achieved as forecast by year-end then cash requirements for the first half of fiscal 2002 will be downsized accordingly. The Company has solicited and received expressions of interest from a number of private and institutional financiers for investments, although there can be no assurances that the company will be successful in raising the additional funds required.


Liquidity and Capital Resources

At the end of the period the Company had a working capital deficit of $484,436 and a cash balance of $21,674. Net cash used in operations for the nine months was $352,722 compared to nil for the same period in fiscal 2000. Net cash used in operations was largely a result of operating losses($1,295,387) and funds advanced, in the amount of $281,339, under the Plan of Reorganization Agreement, to Strategic Profits Inc., an operating e-commerce service provider. Funds advanced to SPI are under no specific terms for repayment although the business model forecasts sufficient revenues from its e-business operations within two years to permit full repayment.(For more details on the Plan of Reorganization please refer to Note 3 of the Consolidated Financial Statements for the period ending June 30, 2001). Net cash used in the acquisition of capital assets for the current period was $2,279 compared to nil for the prior year period.

The Company met its cash requirements during the first nine months of 2001 through the proceeds of a convertible loan from an shareholder ($26,035), short-term loans totalling $46,836and a private placement of the Company's shares including the exercising of warrants. A total of 883,332 shares were issued at a price of $0.30 per share for net cash proceeds of $265,000. A total of 28,800 share purchase warrants at $2.00 per warrant were exercised for net cash proceeds of $57,600. During the period outstanding liabilities of $164,178 and 20,740, respectively, were settled by the issuance of 328,356 common shares at an agreed price of $0.50 per share and by the issuance of 13,383 at an agreed price of $1.55.

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

The Company's Stock Option Plan was approved at the Annual General Meeting of Shareholders held on June 15, 2001. Currently, there are 17 Optionees in the Plan who collectively have 805,000 common shares under option at a price of $0.50 per share for total proceeds of $402,500.
To date no options have been exercised.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of September 30, 2001, there were 12,440,567 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


PART II - OTHER INFORMATION
----------------------------

ITEM 1.   Legal Proceedings

          None

ITEM 2.   Changes in Securities

          (a)   none

          (b)   none

                During August, 2001 the Company issued 350,000 shares at a price of $0.30 to two private placees in Europe. These shares were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Regulation S of the Act governing offers and sales of securities made outside the United States.

                Attached to these shares are 350,000 share purchase warrants exercisable for a period of two years expiring September 11, 2003 at a price of $0.70 per share. As at September 30, 2001 none of the above warrants had been exercised. There are also 1,104,534 outstanding warrants exercisable at a price of $2.00 per share which expire on December 1, 2001 and 533,332 outstanding warrants at a price of $2.00 per share which expire on February 14, 2002.

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits - None

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2001.

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                              ASSETS
                              ------              September 30,     December 31,
                                                      2001             2000
                                                      ----             ----

Current
  Cash                                            $   21,674        $    1,381

Capital assets                                         2,022                 -
Advance to related party-Note 3                      606,339           325,000
                                                  ----------        ----------
                                                  $  630,035        $  326,381
                                                  ----------        ----------

                            LIABILITIES
                            -----------

Current
  Accounts payable                                $  389,403        $  257,586
  Due to related party                                46,156            72,479
  Convertible loan payable-Note 3                     26,715                 -
  Loans payable                                       43,836                 -
                                                  ----------        ----------
                                                     506,110           330,065
                                                  ----------        ----------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

Common stock-Notes 3 and 4                         1,881,726           458,730
Contributed capital                                  104,149           104,149
Deficit accumulated during the development stage  (1,861,950)         (566,563)
                                                  ----------        ----------
                                                     123,925          (  3,684)
                                                  ----------        ----------
                                                  $  630,035        $  326,381


                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2001 and 2000 and February 28, 1989 (Date of Inception) to September 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                 Cumulative from
                                                                                                February 28,1989
                                                                                                    (Date of
                             3 months ended September 30       9 months ended September 30          inception to
                                 2001          2000                  2001          2000            Sept 30, 2001
                                 ----          ----                  ----          ----            --------------
General and Administrative
Expenses
 Accounting and audit fees  $     4,701      $     -          $    11,927      $      655       $    26,590
 Amortization                        85            -                  256             -               1,006
 Bank charges and interest        3,812            -                5,069             -               5,069
 Consulting fees                371,657          22,500         1,111,396          22,500         1,293,436
 Filing fees                        470           3,843             2,389           4,779             7,878
 Legal fees                       1,935           1,528            17,769           1,555            79,905
 Investor relation fees
  and expenses                   10,812            -               50,502            -               50,502
 Management fees                 21,000          21,000            63,000          21,000           112,000
 Office and general expenses      2,742           1,057            11,520           4,176            89,216
 Rent                             1,526           1,600             4,652           4,460            19,066
 Telephone                        2,847           3,297             6,985           3,483            18,799
 Transfer agent fees                499             604             4,984           1,925            12,376
 Travel and promotion               -             1,546             4,938           2,508            13,748
 Non-cash compensation
  charge                            -              -                 -               -               78,707
                            -----------      ----------       -----------      ----------       -----------
Loss before the following:   (  422,086)      (  56,975)       (1,295,387)      (  67,041)       (1,808,298)
 Unauthorized distribution         -               -                 -               -           (   69,116)
 Gain on settlement of debt        -               -                 -               -               15,464
                            -----------      ----------       -----------      ----------       -----------
Net loss for the period     $(  422,086)     $(  56,975)      $(1,295,387)     $(  67,041)      $(1,861,950)
                            -----------      ----------       -----------      ----------       -----------
Basic loss per share        $   (  0.03)     $  (  0.01)      $   (  0.11)     $    (0.01)
                            -----------      ----------       -----------      ----------

Weighted average number of
 common shares outstanding   12,082,415       9,736,695        11,855,061       9,736,695
                            -----------      ----------       -----------      ----------



                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2001 and 2000
         and February 28, 1989 (Date of Inception) to September 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                          Cumulative from
                                                                                          February 28,1989
                                                                                              (Date of
                                                       9 months ended September 30          inception to
                                                           2001          2000             Sept 30, 2001
                                                           ----          ----            --------------
Cash flows from (used in) operating activities:
 Net loss                                              $  (1,295,387)   $     (67,041)   $  (1,861,950)
 Adjustments to reconcile net loss to net cash
  used in operations:
   Amortization                                                  256             -               1,006
   Consulting fees                                              -                -               6,200
   Gain on settlement of debt                                   -                -             (15,464)
   Management fees                                              -                -               7,000
   Non-cash compensation charge                                 -                -              78,707
   Issue of stock pursuant to a consulting agreement         933,335             -             933,335
  Changes in non-cash items:
   Advance to related party                                 (281,339)            -            (606,339)
   Accounts payable                                          316,736           46,173          591,286
   Due to related party                                      (26,323)          20,868           46,156
                                                       -------------    -------------    -------------
Net cash used in operating activities                       (352,722)            -            (820,063)
                                                       -------------    -------------    -------------

Cash flow used in investing activities
   Organization costs                                           -                -                (750)
   Acquisition of capital assets                              (2,279)            -              (2,279)
                                                       -------------    -------------    -------------

Net cash used in investing activity                           (2,279)            -              (3,029)
                                                       -------------    -------------    -------------

Cash flows from (used in) financing activities:
   Proceeds from issuance of common stock                    304,743             -             776,043
   Payment of offering costs                                    -                -             (27,270)
   Contributed capital                                          -                -              25,442
   Convertible loan payable                                   26,715             -              26,715
   Loans payable                                              43,836             -              43,836
                                                       -------------    -------------    -------------

Net cash provided by financing activities                    375,294             -             844,766
                                                       -------------    -------------    -------------

Net increase in cash                                          20,293             -              21,674

Cash, beginning of period                                      1,381             -                -
                                                       -------------    -------------    -------------

Cash, end of period                                    $      21,674    $        -       $      21,674
                                                       =============    =============    =============
</TABLE

Non-cash Transactions - Note 6

                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 for the period from February 28, 1989 (Date of Inception) to September 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                             Deficit
                                                                                           Accumulated
                                                                                            During the
                                                     Common Stock            Contributed   Development
                                               -----------------------
                                                  Shares         Amount        Capital        Stage        Total
                                                  ------         ------        -------        -----        -----
Balance, February 28, 1989                          -        $      -      $      -      $      -      $      -
 Issuance of stock to insiders
  on March 7, 1989 - at $0.30
  per share                                       33,347          10,000          -             -           10,000
                                               ---------     -----------   -----------   -----------   -----------
Balance, December 31, 1989                        33,347          10,000          -             -           10,000
 Issuance of stock during
  public offering for $3.00 per
  share, net of offering costs of
  $27,270                                         33,348          72,730          -             -           72,730
 Net loss                                           -               -             -          (84,159)      (84,159)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1990                        66,695          82,730          -          (84,159)       (1,429)
 Net loss                                           -               -             -           (3,416)       (3,416)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1991                        66,695          82,730          -          (85,575)       (4,845)
 Net loss                                           -               -             -           (2,713)       (2,713)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1992                        66,695          82,730          -          (90,288)       (7,558)
 Net loss                                           -               -             -           (1,614)       (1,614)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1993                        66,695          82,730          -          (91,902)       (9,172)
 Net loss                                           -               -             -           (1,863)       (1,863)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1994                        66,695          82,730          -          (93,765)      (11,035)
 Issuances of stock for
  services rendered - at $0.03
  per share                                       50,000           1,500          -             -            1,500
 Contributed capital                                -               -           24,842          -           24,842
 Net loss                                           -               -             -          (16,735)      (16,735)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1995                       116,695          84,230        24,842      (110,500)       (1,428)
 Net loss                                           -               -             -           (9,068)       (9,068)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1996                       116,895          84,230        24,842      (119,568)      (10,496)
 Issuance of stock for cash
  - at $0.011 per share                        2,000,000          21,300          -             -           21,300
 Contributed capital                                -               -              600          -              600
 Net loss                                           -               -             -          (22,261)      (22,261)
                                               ---------     -----------   -----------   -----------   -----------

Balance, December 31, 1997                     2,116,695         105,530        25,442      (141,829)      (10,857)

                                                                                                            /Cont'd

                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY          Continued
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 for the period from February 28, 1989 (Date of Inception) to September 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                             Deficit
                                                                                           Accumulated
                                                                                            During the
                                                     Common Stock            Contributed   Development
                                               -----------------------
                                                  Shares         Amount        Capital        Stage        Total
                                                  ------         ------        -------        -----        -----
Balance, December 31, 1997
 (carried forward)                             2,116,695     $   105,530   $    25,442   $  (141,829)  $   (10,857)
 Issuance of stock for
  services rendered
  - at $0.001 per share                        7,000,000           7,000          -             -            7,000
  - at $0.01 per share                           620,000           6,200          -             -            6,200
 Net loss                                           -               -             -          (52,308)      (52,308)
                                              ----------     -----------   -----------   -----------   -----------

Balance, December 31, 1998                     9,736,695         118,730        25,442      (194,137)      (49,965)
 Net loss                                           -               -             -          (35,995)      (35,995)
                                              ----------     -----------   -----------   -----------   -----------

Balance, December 31, 1999                     9,736,695         118,730        25,442      (230,132)      (85,960)
 Issuance of stock for cash
  pursuant to a private placement
  - at $0.30                                   1,133,334         340,000          -             -          340,000
 Issue of stock for finders fee                   50,000            -             -             -             -
 Net loss                                           -               -             -         (336,431)     (336,431)
 Non-cash compensation charge                       -               -           78,707          -           78,707
                                              ----------     -----------   -----------   -----------   -----------

Balance, December 31, 2000                    10,920,029         458,730       104,149      (566,563)       (3,684)
 Issuance of stock for cash
  pursuant to a private placement
  - at $0.30                                     883,332         265,000          -             -          265,000
  pursuant to the exercise of
   warrants - at $2.00                            28,800          57,600          -             -           57,600
Less: issue costs                                   -            (17,857)         -             -          (17,857)
Issuance of stock to settle debt
 - at $1.55                                       13,383          20,740          -             -           20,740
 - at $0.50                                      328,356         164,178          -             -          164,178
Issuance of stock pursuant to a
 consulting agreement - at $3.50                 266,667         933,335          -             -          933,335
 Net loss for the period                            -               -             -       (1,295,387)   (1,295,387)
                                              ----------     -----------   -----------   -----------   -----------

Balance, September 30, 2001                   12,440,567     $ 1,881,726   $   104,149   $(1,861,950)  $   123,925
                                              ==========     ===========   ===========   ===========   ===========

                             SEE ACCOMPANYING NOTES

                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1   Interim Reporting
         -----------------

         While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

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

Note 3   Capital Stock
         -------------

         i)    Preferred Stock
               a) Authorized:
                  100,000,000, $0.01 par value

               b) Issued:
                  None issued

         ii)   Common stock
               a) Authorized:
                  100,000,000, no par value

               b) Issued:                                      #           $
                                                          ----------  ----------
                  Balance, December 31, 1999 and 1998      9,736,695    118,730
                  Stock issued for cash pursuant to a
                    private placement -at $0.30            1,133,334    340,000
                  Stock issued for finders fee                50,000       -
                                                          ----------  ----------

                  Balance, December 31, 2000              10,920,029    458,730
                  Stock issued for cash pursuant to
                    a private placement -at $0.30            883,332    265,000
                  Stock issued for cash pursuant to
                    the exercise of warrants - at $2.00       28,800     57,600
                  Less: issue costs                             -       (17,857)
                  Stock issued to settle a debt - at $0.50   328,356    164,178
                  Stock issued to settle debt - at $1.55      13,383     20,740
                  Stock issued pursuant to a consulting
                    agreement - at $3.50                     266,667    933,335
                                                          ----------  ----------

                  Balance, September 30, 2001             12,440,567   1,881,726
                                                          ==========  ==========

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001  - Page 2
(Stated in US Dollars)
----------------------

Note 3   Capital Stock - (cont'd)
         -------------

         Commitments:

         Share Purchase Warrants

         At September 30, 2001, there were 1,637,866 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire on December 1, 2001, as to 1,104,534 warrants and on February 14, 2002, as to 533,332 warrants. Also outstanding were 350,000 share purchase warrants entitling the holders thereof the right to purchase one common share at $0.70 per share for each warrant held. These warrants expire on September 11, 2003.

         Stock Options

         At September 30, 2001, there were a total of 805,000 share purchase options outstanding, as to an officer, directors and employees, 365,000, and as to consultants, 440,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

         Plan of Reorganization

         The company, by a plan of reorganization dated July 31, 2000, amended August 30 and December 31, 2000, March 31, 2001 and September 29, 2001, may acquire 100% of Canarab Technology Limited ("CAT"), a Yukon Corporation, by issuing 5,280,907 common shares and paying $20,000 to CAT. CAT is related to the company by virtue of common directors.

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

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001  - Page 3
(Stated in US Dollars)
----------------------

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

         Any shares not released by September 21, 2005 may be subject to repurchase at $0.001 per share.

         At September 30, 2001, the company has advanced $606,337 to CAT in respect to CAT's obligation to SPI. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001  - Page 4
(Stated in US Dollars)
----------------------

Note 3   Capital Stock - (cont'd)
         -------------

         Commitments - (cont'd)

         Media Relations Consulting Agreement

         On December 1, 2000, the company entered into a 12 month consulting agreement with a company which will provide consulting services for media relations, financial public relations and publishing. The company has agreed to issue 200,000 common shares (issued January 2, 2001) and an additional 400,000 common shares (issued January 18, 2001). The additional 400,000 common shares are the subject of an escrow delivery schedule as follows:
         i)    100,000 common shares delivered on January 22, 2001;
         ii) 100,000 common shares to be delivered on April 18, 2001 (delivered March 15, 2001);
         iii) 100,000 common shares to be delivered on July 18, 2001 (delivered on July 3, 2001); and
         iv) 100,000 common shares to be delivered on October 18, 2001 (delivered on October 18, 2001).

         A consulting expense of $816,663 has been recorded for the nine months ended September 30, 2001.

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

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001  - Page 5
(Stated in US Dollars)
----------------------

Note 3   Capital Stock - (cont'd)
         -------------

         Commitments - (cont'd)

         Consulting Agreement

         On August 31, 2001, the company agreed to an Administrative Consulting Agreement with a consultant to perform various administrative functions with respect to the company's requirements for financial and corporate reporting, compliance and shareholder communications. The term of the agreement is for 12 months and the compensation is 100,000 common shares of the company (The July 1, 2001 consulting agreement was cancelled).

Note 4   Loans Payable
         -------------

         At September 30, 2001, the company has loans payable outstanding totalling $43,836 from a majority shareholder and director of the company. These loans are unsecured, non-interest bearing and are repayable by the company on or before December 31, 2001, as to $30,000 and on demand, as to $13,836.

Note 5   Subsequent Event - Note 3
         ----------------

         Effective July 1, 2001, the company and Strategic Internet Investments, Inc. ("Strategic"), an inactive Delaware corporation incorporated on March 2, 2001, were merged. All common shares outstanding of the company were converted into an equal number of common shares of Strategic. The purpose of this merger was to change the corporate jurisdiction of the company from Colorado to Delaware and to change the name of the company. The surviving corporation of the merger is Strategic, a Delaware corporation. The authorized capital of Strategic is 100,000,000 common shares, par value $0.001, 10,000,000 Class A preferred shares, par value $0.001, and 10,000,000 Class B preferred shares, par value $0.001.

Note 6   Non-Cash Transactions
         ---------------------

         Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The company issued common shares for services provided to the company during the following years:

                                Number of         Price
                              Common Shares     Per Share            $
                              -------------     ---------         -------
         1995                        50,000        $0.03            1,500
         1998                     7,000,000        $0.001           7,000
         1998                       620,000        $0.01            6,200
                                  ---------                        ------
                                  7,670,000                        14,700
                                  =========                        ======

The Ohio & Southwestern Energy Company
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001  - Page 6
(Stated in US Dollars)
----------------------


Note 6   Non-Cash Transactions - (cont'd)
         ---------------------

         In addition, during the nine months ended September 30, 2001, the company issued 266,667 common shares for consulting services in the amount of $933,335 and 341,739 common shares for settlement of accounts payables totalling $184,918.

         These amounts have been excluded from the statement of cash flows.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            STRATETIC INTERNET INVESTMENTS, INCORPORATED

                                         /s/ RALPH SHEARING
Date: November 9, 2001      By: __________________________________
    -------------------
                                Ralph Shearing, President and CEO


                                         /s/ ABBAS SALIH
                            By: __________________________________
                                Abbas Salih, Director