Form 10KSB
period 2001-12-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2002-05-17
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10 - KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


                   For the Fiscal Year ended December 31, 2001
                       Commission File Number 33 - 281888


                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                  84 - 1116458
          --------                                 --------------
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

                           Title of each class: None
                                                ----

                Name of each exchange on which registered: None
                                                           ----

          Securities registered pursuant to Section 12(g) of the Act:

                           Title of each class: None
                                                ----

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

                      X

State issuer's revenues for its most recent fiscal year:   Nil

Transitional Small Business Disclosure Format:

               Yes     No   X

Aggregate market value of the voting stock held by non-affiliates of the
Registrant as of December 31, 2001:         $ 873,745

Number of outstanding shares of the Registrant's No Par Value Common Stock, as
at December 31, 2001:            12,540,567



                                     PART 1
                                     ------

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

Gerab Investments is owned 80% by Abbas Salih and 20% is held by 2 German citizens. Cankaz Technology is owned 100% by Gerab Investments. Arab German-Fisheries is owned 80% by Gerab Investments Corp. and 20% by the Arab Group International for Investment and AcquisitionAbbas Salih would be considered as the control person of the aggregated entities and he therefore controls 80% of the Registrant.

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

The Company entered into an Agreement in October 1998 to acquire Canbau Construction GMBH of Germany for one million shares of common stock of the Registrant. The Agreement required certain due diligence investigation and was based upon the representation of Canbau that it will have audited financial statements showing a four million dollar asset base. Canbau was retained to construct a shrimp processing plan in Germany with an estimated cost of $42 million, subject to arrangement of financing which is not yet assured as of the date of the Agreement. The Agreement was never consummated due to lack of funding and has expired

On July 31, 2000 the Company entered into an Agreement and Plan of Reorganization with Canarab Technology Limited ("CAT"), a Yukon Corporation, wherein the CAT shareholders agreed to exchange all of the issued and outstanding shares of CAT for a total of 5,280,907 shares in the common stock of the Company and, thereby, become a wholly owned subsidiary of the Company. CAT is the holder of a Letter Agreement to purchase certain interests in Strategic Profits Inc. ("SPI"), a British Columbia corporation, doing business as communitystorefronts.com.

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

In December, 2000 the Company secured short term financing sufficient to begin funding SPI as per its business plan and to secure the first release of the SPI escrow shares under the provisions of the CAT/SPI Letter of Intent which the Company assumed. In January, 2001, the Company completed a 1,133,334 unit private placement consisting of one share and one warrant, exerciseable within one year at $2.00 per share, at a price of $0.30 US per unit for total proceeds of $340,000 . The final balance of this unit private placement of 533,333 shares was completed on February 14, 2001 for additional proceeds of $160,000.

On June 15, 2001 the Company held its Annual General Meeting of Shareholders.
At the General Meeting the shareholders approved resolutions to change the name of the Company from The Ohio & Southwestern Energy Company to Strategic Internet Investments, Incorporated and to migrate the Company from its current State of Incorporation, Colorado, to the State of Delaware. The name change and change of domcile became effective on July 1, 2001. The Company commenced trading on the OTC Bulletin Board under the new trading symbol "SIII" effective October 8, 2001. The shareholders also approved the Agreement and Plan of Reorganization between Canarab Technology Ltd. and the Company which will allow Canarab Technology Ltd. to become a wholly owned subsidiary of the Company.

On August 13, 2001 the Company completed a private placement to two placees in Europe for total proceeds of $105,000. Under the terms of the private placement agreements the Company issued a total of 350,000 common shares under Regulation S at a price of $0.30 per share with a warrant attached to each share entitling the placees to purchase one additional common share at a price of $0.70 within a one year period. To date, none of the warrants have been exercised.


On December 19, 2001 SPI initiated litigation by Writ of Summons in the Supreme Court of British Columbia, Canada against Telus Communications Inc., Telus Advanced Communications and Hewlett-Packard Canada Ltd.(the "Defendants") for damages for Breach of Contract under the binding agreement dated December 11, 2000 between the parties. The litigation by SPI seeks damages for the failure of the Defendants to perform under the agreement or, in the alternative, the return of monies paid by SPI to the Defendants. As of December 31, 2001 the litigation is ongoing.

As at December 31, the Company had advanced a total of $606,337 to Strategic Profits Inc. under the Agreement and Plan of Arrangement with Canarab Technology Limited.

Effective December 31, 2001 management of the Company has abandoned its plan of re-organization under the Agreement and Plan of Arrangement with Canarab Technology Limited and has written-off total advances to SPI of $606,337.

(b) Business of Issuer

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's discretion to search for and enter into beneficial business opportunities. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company presently has no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a significant ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

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

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. The Company is subject to all of the reporting requirements of the Exchange Act pursuant to the consummation of a merger or acquisition including the filing of independently prepared audited financial statements for the merged or acquired entity as part of its Form 8-K.

Item 102   Description of Property

SIII maintains an office in downtown Vancouver, British Columbia on a sublease which has a term of five years. The total monthly rent is $535 including taxes and surcharges. Records are maintained and mail received at the offices of the corporate solicitor in Houston, Texas.

At the present time, the Company does not have any real estate holdings and there are no plans to acquire any real property interests.

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

                                    PART II

Item 201  Market for Common Equity and Related Stockholder Matters

(a)   Market Information

The Common Shares of SIII are quoted and traded on the OTC Bulletin Board. The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Bloomberg, was as follows:

              2001                      High             Low
              ----                      ----             ---

          First Quarter                5.500            2.375
          Second Quarter               3.000            0.950
          Third Quarter                1.070            0.300
          Fourth Quarter               0.150            0.350

              2000
              ----

          First Quarter                0.125            0.125
          Second Quarter               0.125            0.125
          Third Quarter                0.625            0.312
          Fourth Quarter               4.500            0.437

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b)   Holders
As at December 31, 2001 there were approximately 43 holders of record of the common shares of SIII.

(c)   Dividends
The Company has not declared or paid any cash dividends on its common stock in the last two fiscal years.and does not anticipate paying dividends until sufficient cash reserves are generated through operations.

                                   Part III


Item 303  Management's Discussion and Analysis or Plan of Operation

(a)   Plan of Operation

      Effective as at December 31, 2001, the Board of Directors of the Company has decided to abandon its Plan of Reorganization pursuant to the Agreement signed with Canarab Technology Limited ("CAT") on July 31, 2000 and has written off the funds advanced to Strategic Profits Inc. ("SPI") during this financial period totalling $606,337.

      The factors which brought about this decision are the continuing weakness in the technology sector of the economy, and particularly, with internet application service providers, the difficulty in securing the required equity financing to complete the reorganization and expand the operations of Strategic Profits Inc. and the negative impact of the legal dispute arising between Strategic Profits Inc. and Telus Communications Inc. and Hewlett-Packard Canada Ltd. regarding the interpretation of their agreement of December 11, 2000.

      At year end, the Company has minimal cash and no significant capital assets. It has a working capital deficiency of $392,653 resulting from an increase in general and administrative expenses incurred during the fiscal year as part of its efforts to complete the reorganization and develop an internet business.

      The trend of losses on operations can be expected to continue until and unless the Company achieves positive cash flow from an acquisition or merger.

      The Company will not be able to continue as a going concern unless additional funds are raised in the short term. It is anticipated that during the next twelve month period the Company will, from time to time, be required to arrange short-term financing from significant shareholders, officers and directors to satisfy its cash requirements until a business operation generating income can be secured. The Company has no commitments for capital expenditures during the 2002 fiscal year and there are no planned increases in the number of employees.

      The Company does not have a separate Research and Development department. There are no plans to implement any research and development in the next 12 month period. As well, the Company does not plan to purchase any significant physical plant and equipment but will upgrade any of its existing office level equipment as required.


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

Item 310 Financial Statements

The following financial statements of Strategic Internet Investments, Incorporated are filed under this Item.

Contents                                                          Page

Independent Auditor's Report                                       F-1

Consolidated Balance Sheets                                        F-2
   As at December 31, 2001, 2000 and 1999

Consolidated Statements of Operations                              F-3
   For the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Deficiency                F-4 and F-5
   For the period from February 28, 1989 (Date of Inception)
   To December 31, 2001

Consolidated Statements of Cash Flows                              F-6 and F-7
   For the years ended December 31, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements                     F-8 thru F-16

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED

              (formerly The Ohio & Southwestern Energy Company)

                         (A Development Stage Company)

                REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2001 and 2000

                           (Stated in U.S. Dollars)
                            ----------------------

TERRY AMISANO LTD.                                                AMISANO HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Strategic Internet Investments, Incorporated (formerly The Ohio & Southwestern Energy Company) (A Development Stage Company) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception of the development stage, February 28, 1989 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated (formerly The Ohio and Southwestern Energy Company) and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception of the development stage, February 28, 1989 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                             /s/ AMISANO HANSON
April 10, 2002                                             Chartered Accountants



750 WEST PENDER STREET, SUITE 604                        TELEPHONE: 604-689-0188
VANCOUVER CANADA                                         FACSIMILE: 604-689-9773
V6C 2T7                                                    E-MAIL: amishan@telus

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (Stated in U.S. Dollars)
                              ----------------------


                                     ASSETS              2001       2000
                                     ------              ----       ----
Current
   Cash                                             $         56   $      1,381

Advance to related party - Note 4                           -           325,000
Capital assets - Note 3                                    1,937           -
                                                    ------------   ------------
                                                    $      1,993   $    326,381
                                                    ============   ============

                                   LIABILITIES
                                   -----------
Current
   Accounts payable - Note 5                        $    265,442   $    257,586
   Due to related parties - Note 5                        56,580         72,479
   Loans payable - Note 6                                 70,687           -
                                                    ------------   ------------
                                                         392,709        330,065
                                                    ------------   ------------

                             STOCKHOLDERS' DEFICIENCY
                             ------------------------
Capital Stock
   Class A Preferred stock, $0.001 par value
   10,000,000 authorized, none outstanding
   Class B preferred stock, $0.001 par value
   10,000,000 authorized, none outstanding
   Common stock, $0.001 par value
   100,000,000 authorized
   12,540,567 outstanding (2000: 10,920,029
     outstanding)- Note 4                              2,231,726        458,730
Contributed capital   240,527   104,149
Deficit accumulated during the development stage      (2,862,969)      (566,563)
                                                    ------------   ------------
                                                        (390,716)        (3,684)
                                                    ------------   ------------
                                                    $      1,993   $    326,381
                                                    ============   ============

Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Events - Note 10

ON BEHALF OF THE BOARD:


/s/  Ralph Shearing                     /s/ Abbas Salih
---------------------                  ---------------------
      Director                               Director

                               SEE ACCOMPANYING NOTES

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the years ended December 31, 2001, 2000 and 1999
        and February 28, 1989 (Date of Inception) to December 31, 2001
                           (Stated in U.S. Dollars)
                            ----------------------

                                                                                                    Cumulative
                                                                                                   from February
                                                                                                  28, 1989 (Date
                                                                                                 of Inception) to
                                                                                                    December 31,
                                                  2001              2000              1999              2001
                                                  ----              ----              ----              ----
General and Administrative Expenses
   Accounting and audit fees               $      18,892     $       5,886     $       4,277     $      33,555
   Amortization                                      341              -                 -                1,091
   Consulting fees - Note 5                    1,349,563           165,840              -            1,531,603
   Filing fees                                     3,448             5,189              -                8,937
   Interest                                        4,020              -                 -                4,020
   Investor relations                             50,502              -                 -               50,502
   Legal fees                                     22,261            13,584            10,462            84,397
   Management fees - Note 5                       63,000            42,000              -              112,000
   Office and general expenses -Note 5            15,716             6,572             5,619            93,412
   Rent - Note 5                                   6,198             6,057             5,471            20,612
   Telephone expense                               7,097             7,112             2,250            18,911
   Transfer agent fees                             7,715             2,976             3,058            15,107
   Travel and promotion                            4,938             2,508             4,858            13,748
   Non-cash compensation charge - Note 4         136,378            78,707              -              215,085
                                           -------------     -------------     -------------     -------------
Loss before the following:                    (1,690,069)         (336,431)          (35,995)       (2,202,980)
   Unauthorized distribution                        -                 -                 -              (69,116)
   Gain on settlement of debt                       -                 -                 -               15,464
   Write-down of advances to related party
    - Note 4                                    (606,337)             -                 -             (606,337)
                                           -------------     -------------     -------------     -------------

Net loss for the period                    $  (2,296,406)    $    (336,431)    $     (35,995)    $  (2,862,969)
                                           =============     =============     =============     =============

Basic loss per share                       $       (0.19)    $       (0.03)    $        -
                                           =============     =============     =============

Weighted average number of common shares
 outstanding                                  12,193,953         9,986,330         9,736,695
                                           =============     =============     =============



                               SEE ACCOMPANYING NOTES

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
 for the period from February 28, 1989 (Date of Inception) to December 31, 2001
                           (Stated in U.S. Dollars)
                            ----------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                     During the
                                                             Common Stock              Contributed   Development
                                                     ----------------------------
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

                                                                        /Cont'd.

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED     Continued
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
 for the period from February 28, 1989 (Date of Inception) to December 31, 2001
                           (Stated in U.S. Dollars)
                            ----------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                     During the
                                                             Common Stock              Contributed   Development
                                                     ----------------------------
                                                        Shares          Amount           Capital        Stage           Total
                                                        ------          ------           -------        -----           -----
Balance, December 31, 1997                           2,116,695          105,530         25,442       (141,829)       (10,857)
   Issuance of stock for
   services rendered
   - at $0.001 per share                             7,000,000            7,000           -              -             7,000
   - at $0.01 per share                                620,000            6,200           -              -             6,200
   Net loss                                               -                -              -           (52,308)       (52,308)
                                                    ----------      -----------    -----------    -----------    -----------

Balance, December 31, 1998                           9,736,695          118,730         25,442       (194,137)       (49,965)
   Net loss                                               -                -              -           (35,995)       (35,995)
                                                    ----------      -----------    -----------    -----------    -----------

Balance, December 31, 1999                           9,736,695          118,730         25,442       (230,132)       (85,960)
   Issuance of stock for cash
   pursuant to a private placement
   - at $0.30                                        1,133,334          340,000           -              -           340,000
   Issue of stock for finders fee                       50,000             -              -              -              -
   Net loss                                               -                -              -          (336,431)      (336,431)
   Non-cash compensation charge                           -                -            78,707           -            78,707
                                                    ----------      -----------    -----------    -----------    -----------

Balance, December 31, 2000                          10,920,029          458,730        104,149       (566,563)        (3,684)
Issuance of stock for services
   rendered - at $0.50                                 328,356          164,179           -              -           164,179
   - at $1.55                                           13,383           20,744           -              -            20,744
   - at $3.50                                          366,667        1,283,331           -              -         1,283,331
   Issuance of stock for cash
    pursuant to a private placement
    - at $0.30                                         883,332          265,000           -              -           265,000
   Issuance of stock for cash
    pursuant to the exercise of
    warrants - at $2.00                                 28,800           57,600           -              -            57,600
    Less: issue costs                                     -             (17,858)          -              -           (17,858)
    Net loss                                              -                -              -        (2,296,406)    (2,296,406)
    Non-cash compensation charge                          -                -           136,378           -           136,378
                                                    ----------      -----------    -----------    -----------    -----------

Balance, December 31, 2001                          12,540,567      $ 2,231,726    $   240,527    $(2,862,969)   $  (390,716)
                                                    ==========      ===========    ===========    ===========    ===========


                               SEE ACCOMPANYING NOTES

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2001, 2000 and 1999
        and February 28, 1989 (Date of Inception) to December 31, 2001
                           (Stated in U.S. Dollars)
                            ----------------------

                                                                                                    Cumulative
                                                                                                   from February
                                                                                                  28, 1989 (Date
                                                                                                 of Inception) to
                                                                                                    December 31,
                                                  2001              2000              1999              2001
                                                  ----              ----              ----              ----
Cash flows used in operating activities:
   Net loss                                $  (2,296,406)    $    (336,431)    $     (35,995)    $  (2,862,969)
   Adjustments to reconcile net loss to
   net cash used in operations:
     Amortization                                    341              -                 -                1,091
     Consulting fees                                -                 -                 -                6,200
     Gain on settlement of debt                     -                 -                 -              (15,464)
     Issue of stock pursuant to a
      consulting agreement                     1,283,331              -                 -            1,283,331
     Issue of stock for services                  68,256              -                 -               68,256
     Management fees                                -                 -                 -                7,000
     Non-cash compensation charge                136,378            78,707              -              215,085
     Write-down of advance to related party      606,337              -                 -              606,337
   Changes in non-cash items:
     Advance to related party                   (281,337)         (325,000)             -             (606,337)
     Accounts payable                            124,523           230,398             5,546           399,073
     Due to related party                        (15,899)           13,707            30,449            56,580
                                           -------------     -------------     -------------     -------------

Net cash used in operating activities           (374,476)         (338,619)             -             (841,817)
                                           -------------     -------------     -------------     -------------

Cash flow used in investing activities
   Organization costs                               -                 -                 -                 (750)
   Acquisition of capital assets                  (2,278)             -                 -               (2,278)
                                           -------------     -------------     -------------     -------------

Net cash used in investing activities             (2,278)             -                 -               (3,028)
                                           -------------     -------------     -------------     -------------

                                                                        /Cont'd.

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED      Continued
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2001, 2000 and 1999
        and February 28, 1989 (Date of Inception) to December 31, 2001
                           (Stated in U.S. Dollars)
                            ----------------------

                                                                                                    Cumulative
                                                                                                   from February
                                                                                                  28, 1989 (Date
                                                                                                 of Inception) to
                                                                                                    December 31,
                                                  2001              2000              1999              2001
                                                  ----              ----              ----              ----
Cash flows from financing activities:
   Loans payable                                  70,687              -                 -               70,687
   Proceeds from issuance of common stock        304,742           340,000              -              776,042
   Payment of offering costs                        -                 -                 -              (27,270)
   Contributed capital                              -                 -                 -               25,442
                                           -------------     -------------     -------------     -------------

Net cash provided by financing activities        375,429           340,000              -              844,901

Net increase (decrease) in cash                   (1,325)            1,381              -                   56

Cash, beginning of period                          1,381              -                 -                 -
                                           -------------     -------------     -------------     -------------

Cash, end of period                        $          56     $       1,381     $        -        $          56
                                           =============     =============     =============     =============

Non-Cash Transactions - Note 9

                               SEE ACCOMPANYING NOTES

                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED
              (formerly The Ohio & Southwestern Energy Company)
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                     December 31, 2001 and 2000 - Page 9
                           (Stated in U.S. Dollars)
                            ----------------------


Note 1   Nature and Continuance of Operations
         ------------------------------------

         The Company is in the development stage and is devoting its efforts to locating merger candidates.

         These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,862,969 since inception and at December 31, 2001, has a working capital deficiency of $392,653. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2002 by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

         The Company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation. Effective June 13, 1990 the Company changed its name to Ohio & Southwestern Energy Company. Effective July 1, 2001, the Company and Strategic Internet Investments, Incorporated ("Strategic"), an inactive Delaware corporation incorporated on March 2, 2001, were merged. All common shares outstanding of the Company were converted into an equal number of common shares of Strategic. The purpose of this merger was to change the corporate jurisdiction of the Company from Colorado to Delaware and to change the name of the Company. The surviving corporation of the merger is Strategic, a Delaware corporation.

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

         The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

         Principles of Consolidation
         ---------------------------

         These consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries Strategic Internet Investment Canada and 8351630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant inter-company transaction were eliminated.

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

         Capital Assets and Amortization
         -------------------------------

         Capital assets are recorded at cost and consist of computer equipment. The Company provides for amortization using the declining balance method at the rate of 30% per annum.

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

         Foreign Currency Translation
         ----------------------------

         Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at then date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of cash, accounts payable, due to related parties and loans payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

         Stock-based Compensation
         ------------------------

         The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosures required under SFAS No. 132, "Accounting for Stock-based Compensation" (Note 4).

Note 3   Capital Assets
         --------------

                                            2001                      2000
                            -----------------------------------   ------------
                                         Accumulated
                               Cost      Amortization     Net         Net
                               ----      ------------     ---         ---
         Computer equipment   $    2,278   $      341   $    1,937   $     -
                              ==========   ==========   ==========   ==========

Note 4   Capital Stock - Note 10
         -------------

         Commitments

         Share Purchase Warrants

         At December 31, 2001, there were 883,332 share purchase warrants outstanding. 533,332 warrants entitled the holder thereof the right to purchase one common share at $2.00 per share for each warrant held. These warrants expire February 14, 2002. 350,000 warrants entitle the holder thereof the right to purchase one common share at $0.70 per share for each warrant held. These warrants expire September 11, 2003.

         Stock Option Plan

         The Company's board of directors approved an employee's stock option plan. The plan allows for the granting of not greater than 1,000,000 share purchase options at a price of not less than 100% of the fair market value of the stock. The plan expires on September 30, 2010.

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 4   Capital Stock - Note 10 - (cont'd)
         -------------

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

         Presented below is a summary of the stock option activity for the years shown:

                                                    December 31, 2001                  December 31, 2000
                                             ---------------------------------   ---------------------------------
                                                                    Weighted                           Weighted
                                               Number of             Average       Number of            Average
                                                 Stock               Exercise         Stock            Exercise
                                                Options               Price          Options             Price
                                                -------               -----          -------             -----
         Outstanding at beginning of
          year                                 805,000                $0.50             -                  -
         Granted                                  -                     -            805,000             $0.50
                                               -------                -----          -------             -----
         Outstanding at end of year            805,000                $0.50          805,000             $0.50
                                               =======                =====          =======             =====
         Exercisable at end of year            805,000                  -            289,800
                                               =======                =====          =======

         The Company grants stock options at exercise prices equal to the fair market value of the Company's stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants' options has been recorded in the financial statements. The compensation charge associated with employees' options (officers, directors and employees) is not recognized in the financial statements but included in the pro-forma amounts.

         Total non-cash compensation charge determined is $393,507. As the stock options have a graded vesting schedule, the total compensation cost is recognized on a straight-line basis over a 12 month period as follows:

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 4   Capital Stock - Note 10- (cont'd)
         -------------

         Stock-based Compensation - (cont'd)

                                                                                                    Cumulative
                                                                                                   from February
                                                                                                  28, 1989 (Date
                                                                                                 of Inception) to
                                                                                                    December 31,
                                                  2001              2000              1999              2001
                                                  ----              ----              ----              ----
         Total non-cash compensation
          charge determined                $     249,222     $     144,285     $        -        $     393,507
         Consultants' non-cash
          compensation charge recognized        (136,378)          (78,707)             -             (215,085)
                                           -------------     -------------     -------------     -------------
         Employee's non-cash
          compensation charge              $     112,844     $      65,578     $        -        $     178,422
                                           =============     =============     =============     =============

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

                                                                                                    Cumulative
                                                                                                   from February
                                                                                                  28, 1989 (Date
                                                                                                 of Inception) to
                                                                                                    December 31,
                                                  2001              2000              1999              2001
                                                  ----              ----              ----              ----
         Net loss              As reported $  (2,296,406)    $    (336,431)    $        -        $  (2,862,969)
                               Pro-forma   $  (2,409,250)    $    (402,009)             -        $  (3,041,391)

         Basic loss per share  As reported $      (0.19)     $       (0.03)    $        -        $        -
                               Pro-forma   $      (0.20)     $       (0.04)    $        -        $        -

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 4   Capital Stock - Note 10 - (cont'd)
         -------------

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

         At December 31, 2001 there were 805,000 share purchase options outstanding, as to an officer, directors and employees, 365,000, and as to consultants, 440,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

         Plan of Reorganization

         The Company, by a plan of reorganization dated July 31, 2000, amended August 30 and December 31, 2000 and March 31, 2001, intended to acquire 100% of Canarab Technology Limited ("CAT"), a Yukon Corporation, by issuing 5,280,907 common shares and paying $20,000 to CAT. CAT is related to the Company by virtue of common directors.

         CAT owned a 40% interest in Strategic Profits Inc. ("SPI") through the issuance of 2,475,000 common escrow shares of CAT and had an option to acquire an additional 35% of SPI for an additional 2,400,000 common escrow shares of CAT. CAT had the right of first refusal to purchase the remaining 25% of SPI.

         SPI, through Communitystorefronts.com, provides a market place for shopping and fundraising securely on-line for small to mid-sized business', not-for-profit and registered charitable organizations in Canada.

         Effective December 31, 2001, management of the Company abandoned its plan of re-organization and has written-off total advances to SPI at December 31, 2001 of $606,337 (2000: $325,000).

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 5   Related Party Transactions - Notes 6 and 10
         --------------------------

         The Company was charged the following by a director of the Company, by companies with common directors or by a significant shareholder of the
         Company:

                                                                                                    Cumulative
                                                                                                   from February
                                                                                                  28, 1989 (Date
                                                                                                 of Inception) to
                                                                                                    December 31,
                                                  2001              2000              1999              2001
                                                  ----              ----              ----              ----
         Consulting fees                   $      29,470     $        -        $        -        $      35,670
         Management fees                          63,000            42,000              -              112,000
         Office and general expenses              10,050             6,159             4,639            23,019
         Rent                                      6,198             6,057             5,471            20,612
                                           -------------     -------------     -------------     -------------
                                           $     108,718     $      54,216     $      10,110     $      191,301
                                           =============     =============     =============     =============


         These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

         At December 31, 2001, accounts payable includes $134,022 (2000:
         $42,500) due to directors of the Company and companies controlled by directors of the Company.

         At December 31, 2001 and 2000, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with common directors. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

         At December 31, 2001, loans payable includes $50,000 (2000: $Nil) due to a company controlled by directors of the Company.

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 6   Loans payable
         -------------

         At December 31, 2001, the Company has loans outstanding totalling $70,687. This amount is comprised of the following:

         i) $13,837 is due to a shareholder. This amount is unsecured, non-interest bearing and repayable on demand.

         ii) $50,000 is due to a related party. This amount is unsecured, non -interest bearing and repayable no later than December 31, 2001. This loan is in default. The Company has not received a demand for payment.
         iii) $6,035 plus accrued interest of $816 is due to a shareholder. The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.

Note 7   Deferred Tax Assets
         -------------------

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

         The following table summarizes the significant components of the Company's deferred tax assets:

                                                                       Total
                                                                       -----
         Deferred Tax Assets
            Non-capital loss carryforwards                          $   772,000
                                                                    ===========

         Gross deferred tax assets                                  $   772,000
         Valuation allowance for deferred tax asset                    (772,000)
                                                                    -----------
                                                                    $      -
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

Strategic Internet Investments, Incorporated
(formerly The Ohio & Southwestern Energy Company)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
(Stated in U.S. Dollars)
-----------------------



Note 8   Income Taxes
         ------------

         At December 31, 2001, the Company has net operating loss carryforwards which expire commencing in 2010 totalling approximately $2,272,000. The Company has a capital loss carryforward which expires in 2006, totalling approximately $606,000. The potential tax benefits of these losses have not been recorded in the financial statements.

Note 9   Non-Cash Transactions
         ---------------------

         Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

                                   Number of              Price
                                 Common Shares          Per Share          $
                                 -------------          ---------       -------
         1995                           50,000            $0.03           1,500
         1998                        7,000,000            $0.001          7,000
         1998                          620,000            $0.01           6,200
         2001                          233,333            $0.50         116,667
                                     ---------                          -------
                                     7,903,333                          131,367
                                     =========                          =======

         These amounts have been excluded from the statement of cash flows.

Note 10  Subsequent Events
         -----------------

         i) Subsequent to December 31, 2001, 95,000 director and 330,000 consultants' stock options were cancelled as a result of the abandonment of the Company's plan of reorganization with SPI.

         ii) On February 14, 2002, 533,332 share purchase warrants outstanding at December 31, 2001 expired.

                                    PART IV


Item 401 Directors, Executive Officers, Promoters and Control Persons

(a) The directors and executive officers of the Company as at December 31, 2001 are as follows:


Name                    Age             Position
----                    ---             --------

Ralph Shearing           45             President, CEO

Abbas Salih              54             Chairman

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


RALPH E. SHEARING, B.Sc., P.Geol., Age 45, President and CEO
-----------------

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

ABBAS SALIH, Age 54 Chairman of the Board/Secretary
-----------

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


CATHERINE CLARKE-LUCKHURST, 46, Director
--------------------------

Mrs. Clarke-Luckhurst is the founder and President of Strategic Profits Inc., an application service provider doing business as communitystorefronts.com

Mrs. Clarke-Luckhurst graduated from Simon Fraser University in British Columbia in April, l992 with a degree in Business Administration. Her business career began in the fall of l992 in print publishing as a contract publisher for Equity Magazine in Vancouver, B.C.

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

MARIO C. AIELLO, 52, Director
---------------

Mr. Aiello has more than 17 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has successfully developed financial and administrative programs for numerous clients in a variety of market segments ranging from technology to manufacturing to natural resources. He has completed financing packages for many of these companies and has been instrumental in registering these clients for public trading of their shares.

He is President and Director of MCA Equities Ltd., a consulting firm providing management and administrative services to private and public companies in both Canada and the U.S. In the last five years he has been working in mainland China and Hongkong where he has successfully negotiated numerous
Canadian/Chinese Joint Venture Agreements.

Mr. Aiello also serves as a Director of one other reporting issuer, Insinex Ventures Inc.

(b)   Significant Employees

 None

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

Item 402 Executive Compensation

(a) General


(1) On July 1, 2000 the Company entered into two Management Services Agreements, one with a director and Chairman of the Board of the Company and the other with a company controlled by a director and President of the Company, wherein the two executives will each be paid the sum of $3,500 per month for a period of two years expiring on July 1, 2002. These two Management Services Agreements were terminated effective September 30, 2001. The sum of $63,000 has accrued to the executive officers of the Company as a group for services rendered to the Company in all capacities during the 2001 fiscal year.

No one executive officer received, or has accrued for his or her benefit, in excess of $60,000 in the twelve month period ending December 31, 2001.

On December 1, 2000 the Company entered into a Management Services Agreement with a company controlled by an individual acting in the capacity of senior advisor to the Company. This Agreement provides for the payment of the sum of $3,500 per month for a period of two years expiring on December 1, 2002. This Agreement was voluntarily terminated by written Notice of the Contractor, effective September 30, 2001.

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

To date, a total of 17 employees including directors and officers have been granted share purchase options to acquire a total of 805,000 common shares of the Company at a price of $0.50 per share. The President of the Company, the

Chairman of the Board and a senior employee have been granted 95,000 share purchase options each under the Plan.

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

(b)   Summary Compensation Table
(1)

                                      SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS
                                      ------------------------------------------------

                                                                                           Longterm Compensation
                                                             Annual Compensation                   Awards
    (a)                  (b)               (c)               (d)               (e)               (f)               (g)
Name and                 Year             Salary            Bonus          Other Annual       Restricted        Securities
Principal                                                                  Compensation         Stock           Underlying
Position                                                                                        Awards           Options/
                                            $                 $                 $                 $              SARs (#)
----------------------------------------------------------------------------------------------------------------------------
Ralph Shearing           2001               0                 0             31,500                0                0
Director/President       2000               0                 0             21,000                0                0
                         1999               0                 0                  0                0                0


Abbas Salih              2001               0                 0             31,500                0                0
Director/Chairman/       2000               0                 0             21,000                0                0
Secretary                1999               0                 0                  0                0                0

Catherine Clarke-        2001               0                 0                  0                0                0
       Luckhurst         2000               0                 0                  0                0                0
                         1999               0                 0                  0                0                0


Mario C. Aiello          2001               0                 0             31,500                0                0
                         2000               0                 0              3,500                0                0
                         1999               0                 0                  0                0                0

(b)
(2)(iv) Other than the share purchase options detailed under column (g) there were no other long-term compensation awards or payouts in the last fiscal year ending December 31, 2001.
(b)
(2)(v) There was no other compensation for the fiscal year ended December 31, 2001.

(c)   Option/SAR Grants Table

                                  Option/SAR Grants in Last Fiscal Year
                                  -------------------------------------

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
Luckhurst
(Senior Employee)

(d)   Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

                            Aggregate Option/SAR Exercises in Last Fiscal Year and
                                       Fiscal Year-End Option/SAR Values
(a)                       (b)                       (c)                       (d)                       (e)

Name                    Shares                     Value              Number of Securities            Value of
                      Acquired on                Realized                  Underlying                Unexercised
                      Exercise(#)                   ($)               Unexercised Options            In-the-Money
                                                                      SAR's at FY-End (#)          Options/SAR's at
                                                                                                       FY-End ($)
Ralph Shearing        $0.00                   $0.00                    95,000                   $0.00

Abbas Salih           $0.00                   $0.00                    95,000                   $0.00

Catherine Clarke-     $0.00                   $0.00                    95,000                   $0.00
  Luckhurst

Mario C. Aiello       $0.00                   $0.00                         0                   $0.00

(e)   Long-Term Incentive Plan ("LTIP") Awards Table

None. Not Applicable


(f)   Compensation of Directors
      (1)   Standard Arrangements - none
      (2)   Other Arrangements - none

(g) Employment Contracts and Termination of Employment and Change In Control Arrangements

      (1) Effective July 1, 2000 the Company entered into two Management Services Agreements, one with the Chairman of the Board of the Company, Abbas Salih, and one with CMB Investments Ltd., a company controlled by the President of the Company, Ralph Shearing. The following are the terms and conditions of the two agreements which are alike in all aspects:

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

      Both of the above Management Services Agreements were voluntarily terminated by written Notice of the Contractors, effective September 30, 2001.

      (2)   None. Not Applicable

   (h)  Report on Repricing of Options/SAR's
        (1) Not Applicable.
        (2) Not Applicable

Item 403 Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------


(a) The following table sets forth information, as at December 31, 2001, with respect to the beneficial ownership of the company's no par value common shares by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by the Company's Management.

Title of Class     Name and Address of    Beneficial Ownership        Percent
                   Beneficial Owner                                   of Class
--------------------------------------------------------------------------------

Common             Ralph Shearing                          0             0%
                   President

                   Suite 450, 650 West
                   Georgia Street,
                   Vancouver, B.C.

Common             Abbas Salih                     8,569,000            68%
                   Chairman/Secretary
                   Suite 450, 650 West
                   Georgia Street
                   Vancouver, B.C.

Officers and Directors as a group                  8,569,000            68%

* The 8,569,000 shares controlled by the officers and directors as a group is beneficially owned by Canarab Acquisitions, a private company the majority of whose shares are controlled by Abbas Salih. Mr. Ralph Shearing is President of Canarab Acquisitions and a minority shareholder.

(c)   Changes in Control
      None


Item 404 Certain Relationships and Related Transactions

As at December 31, 2001, accounts payable includes $134,022 due to directors of the Company and companies controlled by directors of the Company. Loans payable includes $50,000 due to a company controlled by two directors of the Company, $6,035 plus accrued interest of $816 due to a shareholder (this loan is unsecured, bears interest at 8% per annum and is repayable upon demand) and $13, 837 due to a second shareholder (this loan is unsecured, non-interest bearing and repayable upon demand).

As at December 31, 2001, Due to Related Parties comprises expenses for operating costs paid on behalf of the Company by companies with common directors. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

Exhibits and Reports on Form 8-K
--------------------------------

The following documents are filed as part of this report:

(1)   Reports on Form 8-K (Incorporated herein by reference):

      March 7, 2001

(2)   Exhibits:



Regulation               Exhibit                          Form 10-K Consecutive
S-K Number                                                Page Number
-----------       -----------------------------           ----------------------

3.1               Articles of Incorporation
3.2               Bylaws
3.3               Certificate of Amendment
24.2              Court Order dated August 23, 1991                  *
24.3              Court Order dated June 21, 1995                    *
24.4              Share Purchase Agreement                          (1)
24.5              Agreement and Plan of Reorganization
                  Canarab Technology Limited and The Ohio
                  And Southwestern Energy Company                   (2)

* Incorporated by reference to 10-KSB Report for the year ending December 31, 1994
(1)   Incorporated by reference to Form 8-K filed July 10, 1998
(2)   Incorporated by reference to Form 8-K filed August 10,2000


                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 2002                STRATEGIC INTERNET INVESTMENTS,
     --------------------          -------------------------------
                                   INCORPORATED (Registrant)
                                   ------------

                                   /s/ Ralph Shearing
                                  --------------------------------
                                  Ralph Shearing, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 14, 2002                  STRATEGIC INTERNET INVESTMENTS,
     --------------------            -------------------------------
                                     INCORPORATED (Registrant)
                                     ------------

/s/ Ralph Shearing                   /s/ Abbas Salih
----------------------------------   ----------------------------------------
Ralph Shearing, Director/President   Abbas Salih, Director/Chairman/Secretary

Exhibit 3.1

                          CERTIFICATE OF INCORPORATION
                                        OF
                   STRATEGIC INTERNET INVESTMENTS, INCORPORATED

                                    ARTICLE I

                                      NAME

The name of the Corporation is Strategic Internet Investments, Inc.

                                    ARTICLE II

                                     DURATION

The Corporation is to have perpetual existence.

                                    ARTICLE III

                           REGISTERED OFFICE AND AGENT

The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

                                    ARTICLE IV

                                     PURPOSES

The nature of the business, or objects or purposes proposed to be transacted, promoted or carried on are:

       To engage in any lawful activity for which corporations may be organized under the General Corporation Law of Delaware, including, but not limited to, manufacturing, purchasing or otherwise acquiring, investing in, owning, mortgaging, pledging, selling, assigning and transferring or otherwise disposing of, trading, dealing in and dealing with goods, wares and merchandise and personal property of every class and description, including all activities in and around the oil and gas business.

       To hold, purchase and convey real and personal estate and to mortgage or lease any such real and personal estate with its franchises and to take the same by devise or bequest.

       To acquire, and pay for in cash, stock or bonds of this Corporation or otherwise, the good will, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm, association or corporation.

       To acquire, hold, use, sell, assign, lease, grant license in respect of, mortgage, or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trade-marks and trade names, relating to or useful in connection with any business in this Corporation.

       To guarantee, purchase, hold, sell, assign, transfer, mortgage, pledge, or otherwise dispose of the shares of the capital stock or of any bonds, securities or evidences of the indebtedness created by any other corporation or corporations of this state, or any other state or government, and, while owner of such stock, bonds, securities or evidences of indebtedness, to exercise all the rights, powers and privileges of ownership, including the right to vote, if any.

       To borrow money and contract debts when necessary for the transaction of its business, or for the exercise of its corporate rights, privileges or franchises, or for any other lawful purpose of its incorporation; to issue bonds, promissory notes, bills of exchange, debentures, and other obligations and evidences of indebtedness, payable at specified time or times, or payable upon the happening of a specified event or events, whether secured by mortgage, pledge, or otherwise, or unsecured, for money borrowed, or in payment for property purchased, or acquired, or for any other lawful objects.

       To purchase, hold, sell and transfer shares of its own capital stock, and use therefor its capital, capital surplus, surplus, or other property or funds; provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital; and provided further, that shares of its own capital stock belonging to it shall not be voted upon, directly or indirectly, nor counted as outstanding, for the purpose of computing any stockholders' quorum or vote.

       To conduct business, have one or more offices, and hold, purchase, mortgage and convey real and personal property in this state, and in any of the several states, territories, possessions and dependencies of the United States, the District of Columbia, in any foreign country.

       To do all and everything necessary and proper for the accomplishment of the objects hereinbefore enumerated or necessary or incidental to the protection and benefit of the Corporation, and, in general, to carry on any lawful business necessary or incidental to the attainment of the objects of the Corporation, whether or not such business is similar in nature to the objects hereinbefore set forth.

       To engage in the ownership and operation of wholly or partially owned subsidiaries who may enter into any lawful business for the jurisdiction in which it is incorporated or qualified to do business.

       The objects and purposes specified in the foregoing clauses shall, except where otherwise expressed, be in nowise limited or restricted by reference to, or inference from, the terms of any other clause in this Certificate of Incorporation, but the objects and purposes specified in each of the foregoing clauses of this article shall be regarded as independent businesses and purposes.

                                          ARTICLE V

                                  AUTHORIZED CAPITAL STOCK

The total authorized capital of the Corporation is one hundred million (100,000,000) shares of common shares equalling one hundred thousand ($100,000) Dollars at the par value of one mil ($0.001) each, ten million (10,000,000) shares of Class A preferred and ten million (10,000,000) shares of Class B preferred shares each equalling ten thousand ($10,000) Dollars at the par value of one mil ($0.001) each. The common shares are entitled to one (1) vote each and the Class A and Class B preferred shares shall be entitled to multiple votes per share and conversion rights as may be determined from time to time by a majority vote of the Board of Directors.

                                         ARTICLE VI

                                          DIRECTORS

The name and mailing address of the persons, who are to serve as directors until the first annual meeting of the stockholders or until their successors are elected and qualified, are as follows:

       Name        Mailing Address
       ----        ----------------
Ralph Shearing     650 Georgia Street, Suite 450
                   Vancouver, British Columbia, Canada

Abbas Salih        650 Georgia Street, Suite 450
                   Vancouver, British Columbia, Canada

                                         ARTICLE VII

                                     NO ASSESSABLE STOCK

The capital stock, after the amount of the subscription price or par value has been paid in, shall not be subject to assessment to pay the debts of the Corporation.

                                         ARTICLE VIII

                                         INCORPORATORS

The name and post office address of the incorporator signing the Certificate of Incorporation is as follows:

      Name                           Post Office Address
      --------------------------------------------------
Bruce F. Fein, Esq.                  Bruce F. Fein, PC.
                                     6363 Woodway Drive, Suite 965
                                     Houston, Texas 77057

                                         ARTICLE IX

                                    POWERS OF DIRECTORS

In furtherance, and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

Subject to the By-Laws, if any, adopted by the stockholders, to make, alter or amend the By-Laws of the Corporation.

To fix the amount to be reserved as working capital over and above its capital stock paid in, to authorize and cause to be executed mortgages and liens upon the real and personal property of this Corporation.

By resolution passed by a majority of the whole board, to designate one or more committees, each committee to consist of one or more of the directors of the Corporation, which, to the extent provided in the resolution or in the By-Laws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Such committee or committees shall have such name and names as may be stated in the By-Laws of the Corporation or as may be determined from time to time by resolution adopted by the Board of Directors.

When and as authorized by the affirmative vote of stockholders holding stock entitling them to exercise at least a majority of the voting power given at a stockholders' meeting called for that purpose, or when authorized by the written consent of the holders of at least a majority of the voting stock issued and outstanding, the Board of Directors shall have power and authority at any meeting to sell, lease or exchange all of the property and assets of the Corporation, including its good will and its corporate franchises, upon such terms and conditions as its Board of Directors deems expedient and for the best interests of the Corporation.

                                    ARTICLE X

                                     MEETINGS

Meetings of stockholders may be held outside the State of Delaware, if the By-Laws so provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation.

                                    ARTICLE XI

                                LIABILITY INSURANCE

l. This Corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the Corporation has the authority to indemnify him against such liability and expenses.

2. The other financial arrangements made by the Corporation pursuant to subsection 1 of this Article XI may include the following:

     (a)   The creation of a trust fund.

     (b)   The establishment of a program of self-insurance.

     (c) The securing of its obligation of indemnification by granting a security interest or other lien on any assets of the Corporation.

     (d)   The establishment of a letter of credit, guaranty or surety.

     No financial arrangement made pursuant to this subsection may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

3. Any insurance or other financial arrangements made on behalf of a person pursuant to this Article XI may be provided by the Corporation or any other person approved by the Board of Directors, even if all or part of the other person's stock or other securities is owned by the Corporation.

4.   In the absence of fraud:

     (a) The decision of the Board of Directors as to the propriety of the terms and conditions of any insurance or other financial arrangement made pursuant to this Article XI may be provided by the Corporation or any other person approved by the Board of Directors, even if all or part of the other person's stock or other securities is owned by the Corporation.

     (b)   The insurance or other financial arrangement:

           (1)   Is not void or voidable, and

           (2) Does not subject any director approving it to personal liability for his action,

           even if a director approving the insurance or other financial arrangements is a beneficiary of the insurance or other financial arrangement.

                                  ARTICLE XII

                      LIMITATION OF PERSONAL LIABILITY

No director of the Corporation shall be personally liable to the Corporation or any stockholder of the Corporation for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of Title 8 of the Delaware Code (relating to the Delaware General Corporation Law) or any amendment thereto or successor provisions thereto; nor shall any director of the Corporation be liable by reason that, in addition to any and all other requirements for such liability he
(i) shall have breached his duty of loyalty to the Corporation or its stockholders, (ii) shall not have acted in good faith or, in failing to act, shall not have acted in good faith, (iii) shall have acted in a manner involving intentional misconduct or a knowing violation of law, or (iv) shall have derived an improper personal benefit. Neither the amendment nor repeal of this Article XII, nor the adoption of any provision of the Certificate of Incorporation of the Corporation inconsistent with this Article XII, shall eliminate or reduce the effect of this Article XII in respect of any act or failure to act, or any cause of action, suit or claim that, but for this Article XII, would accrue or arise prior to any amendment, repeal or adoption of such an inconsistent provision.

                                 ARTICLE XIII

                         INDEMNIFICATION OF DIRECTORS

1. This Corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the Corporation, by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorney's fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

2. This Corporation may also indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation.

     Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the Corporation or for amounts paid in settlement to the Corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

3. To the extent that a director, officer, employee or agent of this Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2 of this
     Article XIII, or in defense of any claim, issue or matter therein, he must be indemnified by the Corporation against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense.

4. Any indemnification under subsections 1 and 2 of this Article XIII, unless ordered by a court or advanced pursuant to subsection 5 of this Article XIII, must be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

     (a)   By the stockholders;

     (b) By the Board of Directors by majority vote of a quorum consisting of directors who were not parties to the act, suit or proceeding;

     (c) If a majority vote of a quorum consisting of directors who were not parties to the act, suit or proceeding so orders, by independent legal counsel in a written opinion; or

     (d) If a quorum consisting of directors who were not parties to the act, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

5. The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation. The provisions of this subsection do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

6. The indemnification and advancement of expenses authorized in or ordered by a court pursuant to any provisions of this Article XIII:

     (a) Does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the Certificate or Articles of Incorporation or any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in his official capacity or an action in another capacity while holding his office, except that indemnification, unless ordered by a court pursuant to subsection 2 of this Article XIII or for the advancement of expenses made pursuant to subsection 5 of this Article XIII, may not be made to or on behalf of any director or officer if a final adjudication establishes that his acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

     (b) Continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.

7. For purposes of this Article XIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article XIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

8. For purposes of this Article XIII, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article XIII.

                                       ARTICLE XIV

                                        AMENDMENTS

This Corporation reserves the right to amend, alter, change or repeal any provision contained in the Certificate of Incorporation, in the manner now or hereafter prescribed by statute, or by the Certificate of Incorporation, and all rights conferred upon stockholders herein are granted subject to this reservation.

I, THE UNDERSIGNED, being the incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of Delaware, do make and file this Certificate of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand as of this 2nd day of March, 2001.

                                      /s/ Bruce F. Fein

                                      Bruce F. Fein

Exhibit 3.2

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                                 BY-LAWS
                           TABLE OF CONTENTS

Section                                                                   Page

                               ARTICLE I

OFFICES

1.01.     Principal Office                                                  1

1.02.     Other Offices                                                     1

1.03.     Registered Office                                                 1

                               ARTICLE II

SHAREHOLDERS

2.01.     Place of Meetings                                                 1

2.02.     Notice of Meetings                                                2

2.03.     Annual Meeting                                                    2

2.04.     Special Meetings                                                  2

2.05.     Closing Transfer Books or Fixing Record Date                      3

2.06.     Voting Lists                                                      4

2.07.     Voting Power of Shares                                            4

2.08.     The Voting of Shares in General                                   4

2.09.     The Voting of Shares by Certain Holders                           5

2.10.     The Voting of Shares by Proxy                                     5

2.11      Establishment of a Quorum                                         6

2.12.     Effect of a Quorum                                                6

2.13.     Appointment of Inspectors                                         6

2.14.     Duties and Powers of Inspectors                                   6

2.15.     Conduct of Business                                               7

2.16.     Action Without a Meeting                                          8


                                     ARTICLE III

THE BOARD OF DIRECTORS

3.01.     General Powers                                                    8

3.02.     Number                                                            8

3.03.     Tenure                                                            9

3.04.     Qualifications                                                    9

3.05.     Removal                                                           9

3.06.     Resignation                                                       9

3.07.     Vacancies                                                         9

3.08.     Quorum                                                            9

3.09.     Action                                                            10

3.10.     Annual Meeting of the Board                                       10

3.11.     Regular Meetings of the Board                                     10

3.12.     Special Meetings of the Board                                     10

3.13.     Telephone Meetings of the Board                                   10

3.14.     Notice of Special Meeting of the Board                            10

3.15.     Statement of Purpose Not Required                                 11

3.16.     Effect of Attendance                                              11

3.17.     Presumption of Assent                                             11

3.18.     Evidence of Dissent                                               11

3.19.     Consent in Lieu of Meeting                                        12

3.20.     Compensation of Directors                                         12

3.21.     Indemnification Provisions                                        12


                                        ARTICLE IV

COMMITTEES OF THE BOARD

4.01.     Committees of Directors                                           13

4.02.     Limitation of Authority                                           13

4.03.     Other Committees                                                  13

4.04.     Term of Office                                                    14

4.05.     Chairman                                                          14

4.06.     Vacancies                                                         14

4.07.     Quorum                                                            14

4.08      Rules                                                             14

4.09.     Minutes                                                           14

4.10.     Continuing Responsibilities                                       14


                                         ARTICLE V

OFFICER TITLES AND TENURES

5.01.     Titles and Number of Officers                                     15

5.02.     Election                                                          15

5.03.     Tenure                                                            15

5.04.     Resignation                                                       15

5.05.     Removal                                                           15

5.06.     Vacancies                                                         16


                                        ARTICLE VI

THE POWERS AND DUTIES OF OFFICERS

6.01.     In General                                                        16

6.02.     Chairman                                                          16

6.03      The President                                                     16

6.04      The Executive Vice President                                      17

6.05.     The Vice Presidents                                               17

6.06.     The Secretary                                                     17

6.07.     The Treasurer                                                     18

6.08.     Assistant Secretaries and Assistant Treasurers                    19

6.09.     Absence or Disability of Officers                                 19

6.10.     Salaries and Other Compensation                                   19


                                         ARTICLE VII

CERTIFICATES FOR SHARES

7.01.     Form                                                              20

7.02.     Issuance of Shares                                               20

7.03.     Procedures Upon Issuance                                         20

7.04.     Rights and Limitations of Rights                                 21

7.05.     Subscriptions for Stock                                          22

7.06.     Ownership of Shares                                              22

7.07.     Transfer of Shares                                               22

7.08.     Lost Certificates                                                22

7.09.     Transfer Agents and Registrars                                   23

7.10.     Facsimile Signatures                                             23


                                   ARTICLE VIII

CORPORATE INSTRUMENTS AND ACTIONS

8.01.     Contracts and Other Agreements                                   24

8.02.     Loans and Evidence of Indebtedness                               24

8.03.     Checks, Drafts, or Orders                                        24

8.04.     Deposits                                                         24

8.05.     Voting of Securities Held by the Corporation                     24

8.06.     Sale or Transfer of Securities Held by the Corporation           25


                                    ARTICLE IX

DIVIDENDS

9.01.     Declaration                                                      25

9.02.     Reserves                                                         25


                                    ARTICLE X

AMENDMENTS

10.01.    Amendment by the Board of Directors                              25

10.02.    Action by Shareholders                                           26

10.03.    No Amendment                                                     26


                                    ARTICLE XI

SUNDRY PROVISIONS

11.01.    Action by Written Consent                                        26

11.02.    Informal Meetings and Action                                     26

11.03.    Waiver of Notice                                                 26

11.04.    Management by Shareholders                                       27

11.05.    Corporate Seal                                                   27

11.06.    Reports to Stockholders                                          27

11.07.    Inspection of Corporate Records                                  27

11.08.    Inspection of Articles of Incorporation and Bylaws               28

11.09.    Fiscal Year                                                      28

11.10.    Construction and Definition                                      28

11.11.    Captions                                                         28

                                    ARTICLE I

Offices

1.01.     Principal Office.

   The principal office of the Corporation shall be located in the City of Vancouver, Province of British Columbia, Canada. The Board of Directors shall have the power and discretion to change from time to time the location of the principal office of the Corporation, including to another location outside the United States of America.

1.02.   Other Offices.

   The Corporation may also have and maintain such other offices at such places within or without the Province of British Columbia as the Board of Directors may designate or as the business of the Corporation may require from time to time.

1.03.   Registered Office.

   The registered office of the Corporation required by the General
Corporation Law of Delaware to be maintained in the State of Delaware shall be located at 1209 Orange Street, in the City of Wilmington, State of Delaware, and may be, but need not be, identical with the principal office of the Corporation's registered agent in the State of Delaware. Further, the registered office or the registered agent, or both, of the Corporation required by law to be maintained in the State of Delaware may be changed at any time and from time to time by appropriate resolution or resolutions of the Board of Directors, and upon the filing of the statement or statements then required by law.

                                     ARTICLE II

SHAREHOLDERS

2.01.   Place of Meetings.

   All Meetings of Shareholders, both regular or special, may be held at any place, within or without the Province of British Columbia, including other locations outside the United States of America, as shall be designated in the notice or waiver of notice of the Meeting. if no designation is so made, Meetings of Shareholders shall be held at the principal office of the Corporation.

2.02.   Notice of Meetings.

   Unless a different manner of giving notice is prescribed by statute, a written or printed notice (signed by the Chairman, President or a Vice President and the Secretary or an Assistant Secretary or such other persons as the Board of Directors shall designate) specifying the place, day, and hour of the Meeting, and, in the case of a Special Meeting, the general purpose or purposes for which the Meeting is called, shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the Meeting, either personally or by mail, by or at the direction of the President, the Secretary, or the officer or the person or persons calling the Meeting, to each Shareholder of record entitled to vote at such meeting. Personal delivery of any such notice to any officer of a corporation or association, or to any member of a partnership shall
constitute delivery to such corporation, association or partnership.   In the
event of the transfer of stock after delivery or mailing of any such notice and prior to the date fixed for the holding of the Meeting it shall not be necessary to deliver or mail notice thereof to the transferee or transferees.

   If mailed, such notice shall be deemed to be delivered and the time of notice shall begin to run from the date upon which such notice is deposited in the United States mail with postage thereon prepaid, addressed to the Shareholder at his address as it appears on the stock transfer books (or other records) of the Corporation or at such other address as may have theretofore been given by Shareholder to the Corporation for the purpose of receiving notice.

2.03.   Annual Meeting.

   The Annual Meeting of Shareholders shall be held on the third Tuesday in the fourth month following the end of each fiscal year of the Corporation at 11:00 A.M. (or at such other date and time as shall be specified in the notice of the Meeting) for the purpose of electing Directors and for the transaction of such other business as may come before the Meeting.
Annual Meetings shall be held at the principal executive office of the Corporation or at such other place within or without the State of Delaware as may be determined by the Board of Directors and designated in the notice of the Meeting.

   If the day fixed for the Annual Meeting shall be a legal holiday, such Meeting shall be held on the business day next succeeding.

   If the election of Directors shall not be held on the day designated herein for any Annual Meeting of the Shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held as soon thereafter as reasonably convenient at a Special Meeting of the Shareholders called for the purpose of holding such election and for the transaction of such other business as may properly come before the Meeting.

   In the event the Board of Directors fails to call a Special Meeting within twelve (12) months after the date prescribed for the Annual Meeting, any Shareholder may call such a Meeting and, at such a Meeting, the Shareholders may elect Directors and transact all other business properly brought before the Meeting.

2.04.   Special Meetings.

   Special Meetings of the Shareholders, for any purpose or purposes, unless otherwise prescribed by law or by the Articles of Incorporation, may be called by the Chairman, the Board of Directors or the President and shall be called at the request in writing of the holders of not less than a majority of all of the shares entitled to vote at the Meeting specifying the purpose or purposes for which such Meeting is to be called. The Secretary of the Corporation, upon receipt of a written request of any person or persons entitled to call a Special Meeting, shall inform the Board of Directors as to such call, and the Board shall fix a time and place for the Meeting. If the Board fails to fix a time and place, the Meeting shall be held at the principal executive office of the Corporation at a time fixed by the Secretary. Business transacted at all Special Meetings shall be confined to the purpose or purposes stated in the call.

2.05.   Closing Transfer Books or Fixing Record Date.

      For the purposes of determining
(1) Shareholders entitled to notice of or to vote at any Meeting of Shareholders or any adjournment thereof or to express consent in writing to corporate action without a meeting, or

(ii) Shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or

(iii) in order to make a determination of Shareholders for any other proper purpose,

   the Board of Directors of the Corporation may fix, in advance, a record date, which shall not be more than sixty (60) or less than ten (10) days before the date of such Meeting, nor more than sixty (60) days prior to any other action and may provide that the share transfer books shall be closed for a stated period but not to exceed, in any case, sixty (60) days.

   If the share transfer books shall be closed for the purpose of determining Shareholders entitled to notice of or to vote at a Meeting of Shareholders, such books shall be closed for at least ten (10) days immediately preceding such Meeting during which period no transfer of stock shall be made on the books.of the Corporation.

   In lieu of closing the share transfer books, the Board of Directors (in the absence of any applicable By-Law or By-Laws of the Corporation) may fix in advance a date as the record date for any such determination of Shareholders, such date in any case to be not more than sixty (60) days and, in the case of a Meeting of Shareholders, not less than ten (10) days prior to the date on which the particular action, requiring such determination of Shareholders, is to be taken. Only shareholders of record on the record date shall be entitled to notice of, or to vote at, such Meeting or to be deemed Shareholders for any other purpose of the Corporation for which such record date was established.

   If the share transfer books are not closed and no record date is fixed

(i) The record date for determining Shareholders entitled to notice of or to vote at a Meeting of Shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the Meeting is held;

(ii) The record date for determining Shareholders entitled to express consent to corporate action in writing without a Meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and,

(iii) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution or resolutions relating thereto.

   When a determination of Shareholders entitled to notice of or to vote at any Meeting of Shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof except where

(i) the determination has been made through the closing of the share transfer books and the stated period of closing has expired and,

(ii)   the Board of Directors has fixed a new record date for the adjourned
Meeting.

2.06.   Voting Lists.

   The officer or agent having charge of the share ledger or transfer books for shares of the Corporation shall prepare and make, at least ten (10) days before each Meeting of Shareholders, a complete list of Shareholders entitled to vote at such Meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each such Shareholder, which list for a period of ten (10) days prior to such Meeting shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any such Shareholder for any purpose germane to the Meeting at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the Meeting and shall be subject to the inspection of any Shareholder at any time during the whole time of the Meeting. The original share transfer book shall be prima facie evidence as to the identity of Shareholders entitled to examine such list or transfer books or to vote at any Meeting of Shareholders.

2.07.   Voting Power of Shares.

   Except as otherwise provided by law, the Articles of Incorporation or these By-Laws, each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote of Shareholders. No shareholder may cumulate his votes.

2.08.   The Voting of Shares in General.

   Each Shareholder, subject to the contrary or limiting provision of law, the Articles of Incorporation or these By-Laws, shall have, possess and be entitled to exercise one (1) vote for each share having voting rights registered in his, her or its name on the books of the Corporation at the time of the closing of the share transfer books (or at the record date) for such Meeting.
ballot.

   Voting upon any matter properly brought before a Meeting may be, but need not be, by ballot

2.09.   The Voting of Shares by Certain Holders.

      Shares of capital stock of this Corporation standing in the name of or held by

(i) another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the By-Laws of such corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such corporation may determine;

(ii) a deceased person, a minor, ward, or an incompetent person, may be voted by his administrator, executor, court-appointed guardian or conservator, either in person or by proxy without a transfer of such shares into the name of such administrator, executor, court-appointed guardian or conservator;

(iii) a Trustee may be voted by him, either in person or by proxy, but no Trustee shall be entitled to vote shares held by him without transfer of such shares into the name of such Trustee;

(iv) a Receiver may be voted by such Receiver, and shares held by or under the control of a Receiver may be voted by such Receiver without the transfer into his name if authority to do so be contained in an appropriate order of the court by which such Receiver was appointed;

(v) a pledgee of shares shall be entitled to vote such shares only from and after the date upon which any such pledged shares have been transferred in the books of the Corporation into the name of the pledgee;

(vi)   Shares of the Corporation's own stock

(a) belonging to the Corporation (whether or not held by it in the Treasury of the Corporation),

(b)    held or controlled by the Corporation in a fiduciary capacity,

(c) owned, held or controlled by another corporation, the majority of the voting stock of which is owned or controlled by this Corporation,

shall be voted, subject to the provisions of Section 8.05. of Article VIII herein below, by the President of the Corporation or his designee at any Meeting and shall be counted or considered in determining the total number of shares outstanding at the time any such determination is being made.

2.10.   The Voting of Shares by Proxy.

   At all Meetings of Shareholders, a Shareholder entitled to vote thereof may vote by proxy executed in writing by the Shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the Meeting. No proxy shall be valid for more than eleven (11) months following the date of its execution, unless otherwise provided in the proxy or unless coupled with an interest. Each proxy shall be revocable unless expressly provided therein to be irrevocable or unless otherwise made irrevocable by law. Revocable proxies may be so revoked by attendance in person of the principal at a Meeting, by an instrument in writing revoking any such proxy signed by the Shareholder or a duly authorized attorney-in-fact or by a duly executed proxy bearing a later date duly filed with the Secretary of the Corporation.

   In the event that any such instrument of proxy shall designate two or more persons to act as proxies, a majority of such persons present at the Meeting, or, if only one such designated proxy is present at the Meeting, that one person (unless the instrument of proxy shall otherwise provide) shall have all of the powers conferred by such instrument upon all persons so designated therein.

2.11.   Establishment of a Quorum.

   Unless otherwise provided by law or the Articles of Incorporation, a majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a Meeting of Shareholders. If less than a majority of the outstanding shares is represented at a Meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At any such adjourned Meeting at which a quorum shall be present or represented, any business may be transacted at the Meeting as originally noticed.

   The Shareholders at a duly organized Meeting may continue to transact business until adjournment, notwithstanding the withdrawal from such Meeting of the holders of a sufficient number of shares so as to leave Shareholders remaining in attendance at such Meeting less than a quorum.

2.12.   Effect of a Quorum.

   When a quorum is present or represented at any Meeting, then the vote of holders of a majority of the shares. entitled to vote, present in person or represented by proxy, shall decide any matter submitted to such Meeting, unless the matter is one upon which by law or by express provision of the Articles of Incorporation or of these By-Laws, the vote of a greater number (or a vote by classes) is required, in which case the vote of such greater number (or the vote by classes) shall govern and control the decision of such matter.

2.13.   Appointment of Inspectors.
   The Board of Directors, in advance of any meeting of Shareholders, may (but shall not be required to do so) appoint three Inspectors of Election. If no such appointment is made in advance, or if any appointed person refuses or fails to serve, the Chairman of the Meeting may appoint such Inspectors or appoint a replacement for any Inspector refusing or failing to serve.

2.14.   Duties and Powers of Inspectors.

     Inspectors of Election shall
(i)  determine the number of shares outstanding;

(ii)   determine the voting power of each share;

(iii)  tabulate the shares represented at the Meeting;

(iv)   confirm the existence of a quorum;

(v)    confirm the authenticity, validity and effects of proxies;

(vi)   receive votes, ballots, assents and consents;

(vii) hear and determine all challenges and questions in any way arising in connection with a vote;

(viii) count and tabulate all votes, assents and consents;

(ix)   determine and announce results; and

(x) do all other acts as many be requisite or desirable in the proper conduct of elections with fairness to all Shareholders.

2.15.   Conduct of Business.

   The conduct and order of business at all Annual and Special Meetings of Shareholders shall, to the extent practicable, be as follows:

(i)    Call to order;

(ii) Presentation of proof of the due calling and the giving of notice of the Meeting;

(iii)  Presentation and examination of proxies;

(iv)   Ascertainment and announcement of presence of quorum;

(v)    Approval or waiver of approval of minutes;

(vi)   Report of officers;

(vii)  Nomination of Directors;

(viii) Receiving motions and resolutions;

(ix)   Discussion of election of Directors, motions and resolutions;

(x)    Vote on Directors, motions, and resolutions;

(xi)   Any unfinished business;

(xii)  Any new business;

(xiii) Receipt of report of Inspectors on results of election and vote on motions and resolutions;

(xiv) Adjournment.

   In all matters pertaining to conduct of the Shareholders' Meetings, including each orderly adjournment thereof, the procedures set forth in Robert's Rules of Order shall be followed. Legal counsel to the Corporation, or such other person as is specified in notice of the Meeting, shall act as parliamentarian.

2.16.   Action Without a Meeting.

   Any action of the Corporation, except the election of Directors, upon which a vote of Shareholders is required or permitted may be taken without a Meeting or without a vote of Shareholders upon, subject to and with the written consent of Shareholders having not less than a majority of the shares entitled to vote at a Meeting; provided, that in no case shall the written consent by holders having less than the minimum percent of the vote required by statute for the proposed action be sufficient for any such purpose; and, further provided, that prompt notice be given to all Shareholders of the result of the vote authorizing the taking of corporate action without a Meeting.

                                   ARTICLE III

THE BOARD OF DIRECTORS

3.01.   General Powers.

   The policies, business and affairs of the Corporation shall be managed, controlled and directed by its Board of Directors. In addition to the powers and authorities expressly conferred upon it by these By-Laws, the Board of Directors may exercise all such powers of the Corporation and do all such lawful acts and things as are not by law or by the Articles of Incorporation or by these By-Laws directed or required to be exercised or done by the Shareholders.

3.02. Number.

   The number of Directors of the Corporation shall be not less than three (3) nor more than nine (9). The number of Directors may be increased or decreased by resolution adopted by a majority of the Board of Directors or the Shareholders; provided, however, that no decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

3.03. Tenure.

   Directors of the Corporation shall be elected at the Annual Meeting of the Shareholders, or at a Meeting held in lieu thereof as provided in Article II,
Section 2.03. above. Each Director shall hold office until the next Annual Meeting of Shareholders and until his successor shall have been elected and qualified.

3.04. Qualifications.

   Directors need not be residents of the State of Delaware or Shareholders of the Corporation.

3.05. Removal.

   A Director may be removed at any time, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote at an election of Directors or by the unanimous consent and action of the Shareholders.

   New directors may be elected by the Shareholders for the unexpired terms of Directors removed from office at the same meetings at which such removals are voted. If the Shareholders fail to elect persons to fill the unexpired terms of removed Directors, such terms shall be considered vacancies to be filed by the remaining Directors as provided in Section 3.07. of this Article III.

3.06. Resignation.

   Any Director may resign at any time by giving written notice to the President or Secretary of the Corporation. Such resignation shall take effect at the time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. In any event, if the Board has not acted upon any tendered resignation within ten
(10) days from the date presented, any such tendered resignation shall be deemed acceptable.

3.07. Vacancies.

   Any vacancy occurring in the Board of Directors may be filled by the appointment of a successor by a majority of the remaining Directors although less than a quorum of the full Board. A Director appointed to fill a vacancy shall be appointed for the unexpired term of his predecessor in office. Any directorship to be filled by reason of any increase in the number of Directors shall be filled by election at an Annual Meeting or at a Special Meeting of Shareholders called for that purpose.

3.08. Quorum.

   A majority of the number of Directors then constituting the whole Board as established pursuant to the authority granted in Section 3.02. of this Article III, shall constitute a quorum for the transaction of business at any meeting of the Board of Directors. If less than such majority is present at a Meeting, a majority of the Directors present may adjourn the Meeting from time to time without further notice; provided, however, that if the Meeting is adjourned for more than twenty- four (24) hours, notice of any adjournment to another time or place shall be given prior to the time fixed for the reconvening of the adjourned Meeting to the Directors who were not present at the time of adjournment.

3.09. Action.

   The action, enactment or act of the majority of the Directors present at a Meeting at which a quorum is present shall be the act of the Board of Directors, unless the act of a greater number is required by law, the Articles of Incorporation, or these By-Laws.

3.10.   Annual Meeting of the Board.

   The regular Annual Meeting of the Board of Directors shall be held without notice other than this By-Law immediately following, and at the same location as, the Annual Meeting of Shareholders.

3.11.   Regular Meetings of the Board.

   The Board of Directors may establish and provide, by resolution, the time and place (either within or without the State of Delaware) for the holding of regular Meetings of the Board in addition to the Annual Meeting of the Board without notice other than the particulars set out in any such resolution or resolutions.

3.12.   Special Meetings of the Board.

   Special Meetings of the Board of Directors may be called by or at the request of the Chairman, if any, the President, or upon the written request (addressed to the President and to the Secretary) of two or more of the Directors. The person or persons so authorized to call a Special Meeting of the Board of Directors may fix any place, either within or without the State of Delaware, as the place for holding any such Special Meeting of the Board of Directors called by him or them, as the case may be.

3.13.   Telephone Meetings of the Board.

   Pursuant to the relevant provisions of law and whenever the best interests of the Corporation may be deemed to be served thereby, the Directors may confer and meet by telephone either by way of a conference call or seriatim provided each Director shall participate (or shall waive such participation) in any such telephone meeting.

3.14.   Notice of Special Meeting of the Board.

   Any Special Meeting of the Board of Directors shall be held only upon not less than three (3) days prior written notice (or twenty-four [24] hours' notice delivered personally or by telephone, e-mail or telegraph) of such Meeting specifying the date, location and hour of the Meeting delivered to each Director. Any such written notice may be so delivered either

(i)    by hand;

(ii) by deposit in the United States mail or Canada Post, postage prepaid, addressed to the addressee at his or her most recent business address as furnished to the Corporation;

(iii)  by telegram similarly addressed;

   Notices given by mail shall be deemed delivered when deposited in the United States mail or Canada Post, and notices given by telegram shall be deemed delivered when the text of the telegram is delivered to the telegraph company; or

(iv)   by e-mail or similar electronic method.

3.15.   Statement of Purpose Not Required.

   Neither the business to be transacted at, nor the purpose of, any Regular or Special Meeting of the Board of Directors need be specified in the notice (or waiver of notice) of such Meeting.

3.16.   Effect of Attendance.

   The attendance of a Director at a Meeting shall constitute a waiver of notice of such Meeting, except where a Director attends a Meeting for the express purpose of objecting to the transaction of any business because the Meeting is not lawfully called or convened.

3.17.   Presumption of Assent.

   Subject to the provisions of Section 3.16. of this Article III, a Director of the Corporation who is present at a Meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action or actions taken unless dissent to any such action or actions be evidenced as provided in said Section 3.18. herein immediately below.

3.18.   Evidence of Dissent.

   Attendance of a Director at a Meeting of the Board will not be presumed to evidence such Director's assent to any act or actions taken at such Meeting provided such Director's (or Directors') dissent to any one or more act or action of the Board is clearly evidenced by

(i)   appropriate entry or notation of dissent in the minutes of the Meeting;
or

(ii) a written dissent to such act or actions shall be filed with the person acting as the secretary of the Meeting before the adjournment thereof; or

(iii) a written dissent to such act or actions is sent by such Director or Directors by registered or certified mail to the Secretary of the Corporation within the first two business days immediately following adjournment of the Meeting.

   Such right of dissent shall not be available to or apply to a Director who voted in favor of such act or actions of the Board of Directors.

3.19.   Consent in Lieu of Meeting.

   Unless otherwise restricted by the Articles of Incorporation or by these By-Laws, any action required or permitted to be taken at any Meeting of the Board of Directors or any Committee thereof may be taken without a Meeting if a majority of the members of the Board of Directors or Committee thereof, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board of Directors or of such Committee. Such actions become effective upon the receipt of a number of signatures equal to a majority of the Directors or of the members of such Committee, as the case may be, unless a greater or lesser number is otherwise provided for, or required by, law or in the resolution or resolutions evidencing or authorizing the action or actions taken.

3.20.   Compensation of Directors.

   Directors, by and pursuant to appropriate resolution or resolutions of the Board of Directors, may be paid.

(i) their respective out-of-pocket expenditures reasonably incurred in connection with attendance at any Meeting;

(ii)  a fixed sum of money for attendance at any Meeting;

(iii) a stated salary as a Director.

   Members of Special or Standing Committees of the Board of Directors may be allowed and paid like compensation for attendance at Committee Meetings.
No such compensation or payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

3.21.   Indemnification Provisions.

   The Corporation shall indemnify all persons who have served or may serve at any time as Officers or Directors of the Corporation, and their respective heirs, executors, administrators, successors, and assigns, from and against any and all loss and expense, including amounts paid in settlement before or after suit is commenced, and reasonable attorneys' fees, actually and necessarily incurred as a result of any claim, demand, action, proceeding, or judgment that may be asserted against any such persons, or in which any such persons are made parties by reason of their being or having been Officers or Directors of the Corporation. The right to indemnification herein generally described shall be subject to the approval of a majority of disinterested Directors and is further subject to the provisions of the Articles of Incorporation, particularly Articles XI and XII thereof.

                                    ARTICLE IV

COMMITTEES OF THE BOARD

4.01.   Committees of Directors.

   The Board of Directors, by resolution adopted by a majority of the Directors then in office and constituting the whole Board, may designate and appoint one or more Committees, each of which shall consist of two or more Directors, which Committees, to the extent provided in such resolution, shall exercise the power and authority of the Board of Directors in the management of the Corporation. The Board of Directors shall have the power at any time to fill vacancies in, to change the size or membership of, and to discharge any such Committee.

4.02.   Limitation of Authority.

   No committee of the Board of Directors shall have the power or authority of the full Board of Directors in reference to, or in respect of,

(i)    amending the Articles or Certificate of Incorporation;

(ii)   amending, altering or repealing the By-Laws;

(iii) declaration of a dividend or the issuance of any shares of capital stock of the Corporation;

(iv) electing, appointing, or removing any member of any such Committee or any Director or officer of the Corporation;

(v) adopting a plan of merger or adopting a plan of consolidation with another corporation;

(vi) authorizing the sale, lease or exchange of all or substantially all of the property or assets of the Corporation;

(vii) authorizing the voluntary dissolution of the Corporation or revoking proceedings therefor;

(viii) adopting a plan for the distribution of the assets of the Corporation; or

(ix) amending, altering, or repealing any resolution of the Board of Directors, which by its terms provides that it shall not be amended, altered, or repealed by any such Committee.

4.03.   Other Committees.

   Other committees not having and exercising the authority of the Board of Directors in the management of the Corporation may be designated by a resolution adopted by a majority of the Directors present at a Meeting at which a quorum is present. Except as otherwise provided in such resolution, the President of the

Corporation shall appoint the members thereof. Any member or members thereof may be removed by the person or persons authorized to appoint such member or members whenever in the judgment of the person or persons making the original appointment, the best interests of the Corporation would be served by such removal.

4.04.   Term of Office.

   Each member of a Committee shall continue as such until the next Annual Meeting of the Board of Directors of the Corporation and until his successor is appointed, unless the Committee shall be sooner terminated, or unless such member be removed from such Committee, or unless such member shall cease to qualify as a member thereof.

4.05. Chairman.

   One of each Committee shall be appointed chairman by the person or persons authorized to appoint the members thereof.

4.06. Vacancies.

   Vacancies in the membership of any Committee may be filled by appointments made in the same manner as provided in the case of the original appointments.

4.07. Quorum.

   Unless otherwise provided in the resolution of the Board of Directors designating a Committee, a majority of the whole Committee shall constitute a quorum and the act of a majority of the members present at a meeting of which a quorum is present shall be the act of the Committee.

4.08. Rules.

   Each committee may adopt rules for its own government not inconsistent with these By-Laws or with rules adopted by the Board of Directors.

4.09. Minutes.

   Each such Committee shall keep a written record of its proceedings and shall submit such record to the whole Board at each Regular Meeting of the Board, and at such other times as may be requested by the Board. However, failure to submit such record, or failure of the Board to approve any action indicated therein shall not invalidate such action to the extent it has been carried out by the Corporation prior to the time the record thereof was or should have been submitted to the Board as provided herein.

4.10.   Continuing Responsibilities.

   The designation, appointment and functioning of any such Committee or Committees and the delegation thereto of authority and power shall not operate to relieve the Board of Directors, or any individual Director, of any responsibility imposed on it or him by law.

                                      ARTICLE V

OFFICER TITLES AND TENURES

5.01.   Titles and Number of Officers.

   The principal Officers of the Corporation shall be a Chairman, Chief Executive Officer (CEO), President, a Vice President, a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors.

   Such other Officers, Assistant Officers and agents as may be deemed necessary or desirable may be elected or appointed at any time by the Board of Directors (or by the President subject to ratification of any such act or acts by the Board of Directors at the next occurring Meeting thereof). Any two or more offices may be held by the same person; provided, however, that no person holding two or more offices shall act in, or execute any instrument, in the capacity of more than one office.

5.02. Election.

   The Officers of the Corporation to serve during the ensuing year shall be elected at the Annual Meeting of the Board of Directors provided for in Section
3.10 of Article III hereinabove.

   If any office is not filled at such Annual Meeting, it may thereafter be filled at any subsequent Regular or Special Meeting of the Board of Directors.

5.03. Tenure.

   Each Officer and Assistant Officer shall be elected to serve until the next Annual Meeting of the Board of Directors or until his successor shall have been duly elected and shall have been qualified.

5.04. Resignation.

   Any Officer or Assistant Officer may resign at any time by giving written notice thereof to the Board of Directors or to the President or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein and unless otherwise specified therein the acceptance of such resignation shall not be necessary to make it effective.

5.05. Removal.

   Any Officer, Assistant Officer or agent elected or appointed by the Board of Directors may be removed by a majority vote of the Board of Directors whenever in its judgment the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any officer or agent appointed in accordance with the provisions of Section 5.01. of this
Article V may also be removed, either for or without cause, by any officer upon whom such power for removal shall have been conferred by the Board of Directors.

5.06. Vacancies.

   A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors (or the Chairman subject to ratification by the Board) for the unexpired portion of the related term at any time.

                                     ARTICLE VI

THE POWERS AND DUTIES OF OFFICERS

6.01.   In General.

   Each Officer and Assistant Officer of the Corporation shall have such powers and duties as are commonly incident to his or her respective office subject, of course, to the provisions of these By-Laws and the respective powers and duties specifically set forth herein and such powers and duties as the Board of Directors may, from time to time, delineate, designate or assign.

6.02. Chairman

   The Chairman or Chairman of the Board shall be the Chief Executive Officer of the Corporation. As such he shall chair the meetings of the Board of Directors and supervise the over all conduct of the business and affairs of the Corporation.

   The Chairman shall preside at all Meetings of the Board of Directors and of the Shareholders at which he is present. He shall be an ex-officio member of all Standing or Special Committees.

6.03   The President.

   The President shall be the Chief Operating Officer of the Corporation. As such, he shall be responsible for implementing guidelines of the direction of the business as set forth by the Board of Directors of the Corporation and, in general, shall perform all such duties and possess all such powers and authorities as are normally incident to the office of the President.

   The President shall see to it that all policies, orders and resolutions of the Board of Directors are implemented, executed and carried out; subject, however, to the power and right of the Board of Directors to delegate and assign specific powers to any other Officer or Officers of the Corporation (except such as may be by statute conferred exclusively on the President).

   The President shall execute, together with the Secretary (or any other proper Officer of the Corporation thereunto duly authorized by the Board of Directors) any deeds, mortgages, bonds, leases, contracts, certificates for shares of the Corporation, or other instruments which the Board of Directors has authorized to be executed, except in those cases where the signing and execution shall be expressly delegated by the Board of Directors or by these By-Laws to some other Officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed. In those instances, if any, wherein the other party or parties to any such instrument request or require the affixing of the seal of the Corporation, he, when authorized by the Board of Directors, may affix the seal of the Corporation to any instrument requiring the same, and the seal when so affixed shall be attested by the signature of either the Secretary or an Assistant Secretary.

6.04.   The Executive Vice President.

   The Executive Vice President, if any, shall perform such duties as may be assigned from time to time by the Chairman, President, the Board of Directors or the Executive Committee, if any, of the Board of Directors. The Executive Vice President may sign deposits, checks, contracts, and agreements, settlements, leases, notes, mortgages, or claims on behalf of the Corporation, and such other documents as the Chairman, President, the Board of Directors or the Executive Committee may direct.

6.05.   The Vice Presidents.

   A Vice President shall perform such duties and exercise such authority as from time to time may be assigned to him by the Chairman, President or by the Board of Directors.

   In the absence of the President or in the event of the death, inability or refusal to act of the President, the Vice President (or in the event there be more than one Vice President, the Vice Presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the President.

6.06.   The Secretary.

   The Secretary shall attend all Meetings of the Board of Directors and all Meetings of the Shareholders and shall record all votes and the minutes of all proceedings and shall perform like duties for the Standing Committees when required. He shall give or cause to be given notice of all Meetings of the Shareholders and all Meetings of the Board of Directors and shall perform such other duties as may be prescribed by the President or by the Board. Specifically, the Secretary shall

(1) prepare and keep the minutes of each Meeting of the Board of Directors and of the Shareholders in one or more books provided for the purpose;

(ii) prepare and see to it that all notices are given in accordance with the provisions of these By-Laws and as required by law;

(iii) prepare and maintain a register of the post office addresses of each Shareholder which shall be furnished to the Secretary by such Shareholder;

(iv) have general charge of the stock transfer books of the Corporation and cause the stock and transfer books to be kept in such manner as to show at any time the amount of the stock of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder, and time when each became such holder of record; and shall exhibit at all reasonable times to any director, upon application, the original or duplicate stock register;

(v) sign with the Chairman, President, or a Vice President, certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors;

(vi) keep in safe custody the seal of the Corporation, and when authorized by the Board of Directors, affix the same to any instrument requiring it, and when so affixed, attest the validity and affixing thereof by his signature (or by the signature of an Assistant Secretary);

(vii)  be the custodian of the corporate records of the Corporation; and

(viii) perform all other duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Chairman or the Board of Directors.

   In the absence of the Secretary or an Assistant Secretary, the minutes of all Meetings of the Board and Shareholders shall be recorded by such person as shall be designated by the Chairman, or by the Board of Directors.

6.07.   The Treasurer.

   The Treasurer shall be the chief financial and accounting officer of the Corporation. Accordingly, he shall

(i) have charge and custody of, and be responsible for, all funds and securities of the Corporation;

(ii) keep and maintain full and accurate accounts of all receipts and disbursements in books belonging to the Corporation in accordance with Generally Accepted Accounting Procedures;

(iii) receive ( and when appropriate give receipts for) moneys and other valuable effects due and payable to the Corporation from any source whatsoever;

(iv) deposit all such money and effects in the name and to the credit of the Corporation in such banks, trust companies and other depositories as shall be selected in accordance with the provisions of Sections 8.03. and 8.04. of
Article VIII of these By-Laws;

(v) disburse the operating funds of the Corporation as directed by the Chairman, or by the Board of Directors, against proper vouchers or receipts for such disbursements;

(vi) disburse funds for capital expenditures as authorized by the Board of Directors and in accordance with the orders of the Chairman, and present to the Chairman for his attention any request for disbursing funds when in the judgment of the Treasurer any such request is not properly authorized;

(vii) render to the Chairman and Directors an account of all of his transactions as Treasurer and of the financial condition of the Corporation and exhibit his books, records and accounts to the Chairman or any Director or Directors at any time;

(viii) if required by the Board of Directors, give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, paper vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

(ix) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Chairman or the Board of Directors.

6.08.   Assistant Secretaries and Assistant Treasurers.

   The Assistant Secretary or Secretaries, when authorized by the Board of Directors, may sign with the Chairman or a Vice President certificates for shares of the Corporation the issuance of which shall have been authorized by a resolution of the Board of Directors.

   The Assistant Treasurer or Treasurers shall, if required by the Board of Directors, give bonds for the faithful discharge of his, her or their duties in such sums and with such sureties as the Board of Directors shall determine.

   The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the President or the Board of Directors.

6.09.   Absence or Disability of Officers.

   In the case of the absence or disability of any Officer of the Corporation and of any person hereby authorized to act in his place during his absence or disability, the Board of Directors may by resolution delegate the powers and duties of such Officer to any other Officer, or to any Director, or to any other person whom it may select.

6.10.   Salaries and Other Compensation.

   The salaries of the Officers and Assistant Officers of the Corporation shall be fixed from time to time by the Board of Directors and no Officer shall be prevented from receiving such salary or other compensation by reason of the fact that he is also a Director of the Corporation.

   The Corporation may enter into employment contracts, compensation arrangements, insurance programs, stock option programs, incentive programs, retirement programs and other agreements with such Officers, consultants and employees of the Company as the Board of Directors, in its sole discretion, shall determine to be in the best interest of the Corporation.

                                    ARTICLE VII

CERTIFICATES FOR SHARES

7.01. Form.

   The certificates evidencing ownership of shares of any class of capital stock in the Corporation shall be in such form, set forth such provisions and bear such restrictive or informative legends as shall be determined, in each case, by the Board of Directors or as required by applicable law, rule or regulation.

7.02.   Issuance of Shares.

   Certificates evidencing ownership of authorized but unissued shares in the Corporation may be issued time to time only pursuant to a resolution of resolutions of the Board of Directors authorizing and directing such issuance to member/shareholders containing an agreement by the recipient to resell all such shares to the Company in accordance with the Membership Rules established by the Board of Directors from time to time. Each such resolution or resolutions shall specify the

(i)    number,

(ii)   class,

(iii)  name or names in which any such shares are to be issued and,

(iv) the respective fair value of the consideration actually received (or to be received) by the Corporation against the issuance of any such shares.

   As provided by the laws of the State of Colorado, such consideration may consist of money paid or to be paid, labor done or to be done, or personal or real property or interests in either or both, all upon such terms and subject to such conditions as the Board of Directors in discretion shall or may determine.

7.03.   Procedures Upon Issuance.

   All certificates for shares, upon issuance thereof, shall be consecutively numbered (or otherwise clearly and unambiguously identified) and immediately entered and recorded in the stock transfer books of the Corporation.

       Each such newly issued Certificate shall

(i) be signed by the Chairman, President or Vice President and by the Secretary or an Assistant Secretary;

(ii) exhibit the holder's name and the number of shares, the ownership of which is evidenced by such certificate;

(iii)  set out the date of issuance; and

(iv)   be sealed with the seal of the Corporation or a facsimile thereof.

   The Corporation may, from time to time, appoint a transfer agent or transfer agents and a registrar or registrars who shall perform their respective duties related to the issuance and transfer of certificates under the supervision of the Secretary of the Corporation.

7.04.   Rights and Limitations of Rights.

   Each certificate evidencing ownership of shares of capital stock of the Corporation shall also indicate to the extent required by law (or the rules of any exchange upon which such shares may be listed) the following

(i)    The designation of any class or series of which such shares are a part;

(ii)   That the shares are without par value if that is a fact;

(iii)  Any rights of redemption and the redemption price;

(iv) Any rights of conversion, and the essential terms and period for conversion;

(v)    Any restrictions on transfer or on the voting power of such shares;

(vi)   That the shares are assessable, if that is the fact;

(vii) That assessments to which the shares are subject are collectible by personal action, if that is the fact;

(viii) The relative rights, preferences, privileges, and restrictions, when the shares of the Corporation are classified or any class has two or more series, granted to or imposed on the respective classes or series of shares and the holders thereof, as established by the Articles of Incorporation or by any certificates of determination of preferences, set forth in the resolution or resolutions of the Board of Directors establishing any such class or series as well as the number of shares constituting each such class or series and the designation thereof, or a summary of such preferences, privileges, and restrictions with reference to the provisions of the Articles of Incorporation or certificates of determination of preferences establishing the same; or specifying the office or agency of the Corporation from which Shareholders may obtain without charge a copy of a statement of such designations, privileges, preferences and relative, participating, optional or other special rights of the various classes of stock (or series thereof) and the qualifications, limitations or restrictions of such rights, or other rights and restrictions as set forth in such summary;

(ix) Any right of the Board of Directors to fix the dividend rights, dividend rate, conversion rights, voting rights, rights in terms of redemption, including sinking fund provisions, the redemption price or prices, or the liquidation preferences of any wholly unissued class or of any wholly unissued series of any class of shares, or the number of shares constituting any unissued series of any class of shares, or designation of such series, or all or any of them; and,

(x) For any certificates issued for shares prior to the full payment therefor, the amount remaining unpaid, the terms of payments to become due, and any restrictions on the transfer of such partly paid shares on the books of the Corporation.

7.05.   Subscriptions for Stock.

   Unless otherwise provided for in the related subscription agreement, subscriptions for shares shall be paid in full at such time, or in such installments and at such times as shall be determined by the Board of Directors. Any call made by the Board of Directors for payment on subscription shall be uniform as to all shares of the same class or as to all shares of the same series. In case of default in the payment of any installment or no such payment of any installment or call when such payment is due, the Corporation may proceed to collect the amount due in the same manner as any debt due the Corporation.

7.06.   Ownership of Shares.

   The Corporation shall be entitled to, and may, deem and treat the person in whose name any share or shares are held of record as the holder in fact thereof for all purposes and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not the Corporation shall have express or other notice of any such claim, except as otherwise provided by law.

7.07.   Transfer of Shares.

   Upon surrender to the Corporation (or to the transfer agent of the Corporation) of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate or certificates to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

   All certificates surrendered to the Corporation (or its transfer agent) for transfer shall be canceled and no new certificate or certificates shall be issued until the former certificate or certificates for a like number of shares shall have been surrendered and canceled (except as herein below provided in Section 7.07 of this Article VII with respect to lost, stolen, mutilated or destroyed certificates).

7.08.   Lost Certificates.

   The Board of Directors, in its discretion, may direct a new certificate or certificates to be issued in place of any certificate or certificates therefore issued by the Corporation alleged to have been lost, stolen, mutilated or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be, as the case may be, lost, stolen, mutilated or destroyed.

   When authorizing such issue of a new certificate or certificates, the Board of Directors, in its discretion, and as a condition precedent to the issuance thereof, may require the owner of such lost, stolen, mutilated or destroyed certificates or his legal representative to advertise the same in such manner as it shall require or to give the Corporation a bond with surety and in form satisfactory to the Corporation (which bond shall also name the Corporation's transfer agents and registrars, if any, as obligees) in such sum as it may direct as indemnity against any claim that may be made against the Corporation or other obligees with respect to the certificate alleged to have been lost, stolen, mutilated or destroyed, or to both advertise and also give such bond.

7.09.   Transfer Agents and Registrars.

   The Board of Directors may from time to time appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of stock of the Corporation, and may require all such certificates to
bear the signature of either or both of such agents.   The Board of Directors
may from time to time define the respective duties of such transfer agents and registrars. No certificate evidencing the ownership of capital stock of the Corporation shall be valid until countersigned by a transfer agent, if at the date appearing thereon the Corporation had a transfer agent for such stock, and until registered by a registrar, if at such date the Corporation had a registrar for such stock.

7.10.   Facsimile Signatures.

   If the Corporation shall have at any time a transfer agent or agents or a registrar or registrars (or both) for the issuance and transfer of the certificates for shares of its stock, then the signatures of the Officers or Assistant Officers of the Corporation required upon such certificates may be facsimile signatures.

   In case any Officer or Officers who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates shall cease to be such Officer or Officers of the Corporation, whether because of death, resignation or otherwise, before said certificate or certificates shall have been issued, such certificate may nevertheless by issued by the Corporation with the same effect as though the person or persons who signed such certificates or whose facsimile signature or signatures shall have been used thereon had been such Officer or Officers at the date of issuance of any such certificate or certificates.

                                 ARTICLE VIII

CORPORATE INSTRUMENTS AND ACTIONS

8.01.   Contracts and Other Agreements.

   The Board of Directors may authorize any Officer or Officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances. The Chairman, President and Executive Vice President (if any) shall have general authority to execute contracts, loans, mortgages, liens, leases, checks and deposits in the ordinary course of business unless otherwise provided by a resolution of the Board of Directors or the Executive Committee (if any) or these By-Laws.

8.02.   Loans and Evidence of Indebtedness.

   No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name and no property of the Corporation shall be mortgaged, pledged, hypothecated or transferred as security for the payment of any loan, advance, indebtedness or liability of the Corporation
unless authorized by a resolution of the Board of Directors.   Such authority
may be general or confined to specific instances.

8.03.   Checks, Drafts, or Orders.

   All checks, drafts, acceptances, notes or other orders for the payment of money by or to the Corporation and all notes and other evidence of indebtedness issued in the name of the Corporation shall be signed by such Officer or Officers or agent or agents of the Corporation, and in such manner as shall be
determined by resolution of the Board of Directors.   Such authority may be
general or may be confined to specific instances.

8.04. Deposits.

   All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies, or other depositories as the Board of Directors may select or as from time to time may be selected by any Officer or agent authorized to do so by the Board of Directors.

8.05.   Voting of Securities Held by the Corporation.

   Unless otherwise ordered by the Board of Directors, the Chairman of the Corporation shall have the authority to vote, represent, and exercise on behalf of the Corporation all rights incidental to any and all shares of any other corporation standing in the name of the Corporation. Such authority may be exercised by the designated Officers in person or by proxy.

8.06.   Sale or Transfer of Securities Held by the Corporation.

   Sales, transfers, endorsements, and assignment of shares of stocks, bonds, and other securities owned by or standing in the name of the Corporation and the execution and delivery on behalf of the Corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the Chairman, President and Secretary, or by any Officer or agent thereunto authorized by the Board of Directors.

                                  ARTICLE IX

DIVIDENDS

9.01. Declaration.

   The Board of Directors may, from time to time at any Annual, Regular or Special Meeting of the Board, declare, and the Corporation may pay, a dividend or dividends on its outstanding shares in cash, property or shares of the Corporation in the manner and upon the terms and conditions prescribed by the Board of Directors all to the extent permitted by, and subject to the provisions of, the laws of the State of Delaware and the Articles of Incorporation of the Corporation.

9.02. Reserves.

   Before payment of any dividend there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time in their absolute discretion think proper as a reserve fund to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the Corporation, or for such other purpose as the Directors shall think conducive to the interest of the Corporation, and the Directors may abolish any such reserve in the manner in which it was created.

                                  ARTICLE X

AMENDMENTS

10.01. Amendment by the Board of Directors.

   These By-Laws may be altered, amended or repealed, in whole or in part, and a new By-Law or By-Laws may be adopted, by the affirmative vote of a majority of the members of the Board of Directors, including retroactively to avoid contravening state law, except that no By-Law adopted or amended by the Shareholders shall be altered or repealed by the Board of Directors.

10.02. Action by Shareholders.

   Any By-Law or By-Laws altered, amended, repealed or adopted by the Board of Directors may thereafter be altered, amended or repealed, in whole or in part, and new or additional By-Law or By-Laws may be adopted by the affirmative vote of the holders of a majority of the shares outstanding and entitled to vote thereon.

10.03. No Amendment.

   No amendment, modification, alteration or repeal of the provisions of this
Article X shall be made or accomplished except by the Shareholders of the Corporation.

                                   ARTICLE XI

SUNDRY PROVISIONS

11.01. Action by Written Consent.

   Any action required to be taken or which may be taken at a Meeting of the Shareholders, Directors or members of a Committee, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the Shareholders, Directors, or members of the Committee, as the case may be, entitled to vote with respect to the subject matter thereof, and such consent shall have the same force and effect as a unanimous vote of the Shareholders, Directors, or members of the Committee, as the case may be, at a meeting of said body.

11.02. Informal Meetings and Action.

   Whenever all parties entitled to vote at any Meeting, whether of Directors or Shareholders, consent, either by a writing on the records of the Meeting or filed with the Secretary, or by presence at such Meeting and oral consent entered on the minutes, or by taking part in the deliberations at such Meeting without objection, the actions and proceedings at and of such Meeting shall be as valid as if had at a Meeting regularly called and noticed, and at such Meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any Meeting be irregular for want of notice or of such consent, provided a quorum was present at such Meeting, the proceedings of said Meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such Meetings; and such consent or approval of Shareholders may be by proxy or attorney, but all such proxies and powers of attorney must be in writing.

11.03. Waiver of Notice.

   Each and any notice otherwise required to be given pursuant to any provision of these By-Laws or applicable statute, may be waived by the person or persons entitled thereto by the execution of a written waiver of such notice signed by such person or persons either before or after the date and hour of the related assemblage or proceeding and thereafter forthwith delivered to the Secretary of the Corporation. Execution and delivery of such a written waiver shall be, and shall be deemed to be, equivalent to any required notice.

   Neither the business to be transacted at, nor the purposes of, any Regular or Special Meeting of the Board of Directors, Shareholders or any Committee, need be specified in the waiver of notice of such meeting.

11.04. Management by Shareholders.

   If the Articles of Incorporation of the Corporation shall at any time hereafter be amended to provide (in accordance with then applicable law) that the business and affairs of the Corporation shall be managed by the Shareholders of the Corporation rather than by a Board of Directors, then, whenever the context so requires, the Shareholders of the Corporation shall be deemed the Directors of the Corporation for purposes of applying any provision of these By-Laws or applicable statute.

11.05. Corporate Seal.

   The Corporation shall have a corporate seal, which shall be circular in form and shall have inscribed thereon the name of the Corporation, the year and
State of its incorporation and the words "Corporate Seal, Delaware."   The
seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced. The corporate seal may be altered by order of the Board of Directors at any time.

11.06. Reports to Stockholders.

   The Board of Directors shall send an annual report to the Shareholders of the Corporation, not later than ninety (90) days after the close of the fiscal year of the Corporation. The annual report shall include a balance sheet as of the close of the fiscal year of the Corporation and an income statement and statement of changes in financial position for such fiscal year. The financial statements shall be prepared from and in accordance with the books of the Corporation, in conformity with generally accepted accounting principles applied on a consistent basis, and shall be certified by an independent certified public accountant.

11.07. Inspection of Corporate Records.

   The Corporation shall keep correct and complete books and records of account and shall also keep minutes of all Meetings of Shareholders and Directors. Additionally, a record shall be kept at the principal executive office of the Corporation, giving the names and addresses of all Shareholders,
and the number and class or classes of shares held by each.   Any person who
has been the holder of a record of shares for at least six (6) months or who is the holder of record of at least five percent (5%) of the outstanding voting shares of the Corporation shall have the right to examine a copy, in person or by agent or attorney, at any reasonable time or times, for any proper purpose, the books and records of account of the Corporation, the minutes, and the record
of the Shareholders.   On the written request of any Shareholder, the
Corporation shall mail to such Shareholder within ninety (90) days after receipt of such request, a balance sheet as of the close of its latest fiscal year and a profit and loss statement for such fiscal year. If such request is received by the Corporation before such financial statements are available for its latest fiscal year, the Corporation shall mail such financial statements within ninety
(90) days after they become available, but in any event within ninety (90) days after the close of its latest fiscal year.

11.08. Inspection of Articles of Incorporation and By-Laws.

   The original or a copy of the Articles of Incorporation and the By-Laws of the Corporation, as amended or otherwise altered to date, and certified by the Secretary of the Corporation, shall at all times be kept at the principal executive office of the Corporation. Such Articles and By-Laws shall be open to inspection by all Shareholders of record at all reasonable times during the business hours of the Corporation.

11.09. Fiscal Year.

   The fiscal year of the Corporation shall begin on the 1st day of January in each year and end on the 31st day of December in each year.

11.10. Construction and Definition.

   Unless the context requires otherwise, the general provisions, rules of construction, and definitions contained in the Colorado Revised Statutes shall govern and control the construction, meaning and interpretation of these
By-Laws.   Without limiting the foregoing, the masculine gender includes the feminine and neuter; the singular number includes the plural, and the plural number includes the singular; "shall" is mandatory and "may" is permissive; and "person" includes a corporation, partnership, trust or other legal entity as well as a natural person.

11.11. Captions.

   The Table of Contents and the titles or captions of Articles, Sections or paragraphs contained in the By-Laws are inserted and utilized only as a matter of convenience and for ease of reference, are not a part of these By-Laws and in no way are intended to, or do, define, interpret, limit, extend or describe the scope of any provision hereof.

Date:


       Secretary

Exhibit 3.3


                            Certificate of Amendment
                                        Of
                   STRATEGIC INTERNET INVESTMENTS, INCORPORATED


ARTICLE  V  -  AUTHORIZED CAPITAL STOCK is amended as follows:

The total authorized capital of the Corporation is one hundred million (100,000,000) shares of common shares equalling one hundred thousand ($100,000) Dollars at the par value of one mil ($0.001) each, ten million (10,000,000) shares of Class A preferred and ten million (10,000,000) shares of Class B preferred shares each equalling ten thousand ($10,000) Dollars at the par value of one mil ($0.001) each and one (1) Special Voting Share equalling $0.001 dollars at the par value of one mil ($0.001).
The common shares are entitled to one (1) vote each and the Class A and Class B preferred shares shall be entitled to multiple votes per share and conversion rights as may be determined from time to time by a majority vote of the Board of Directors.

The Special Voting Share is subject to certain rights and restrictions as adopted by the Board of Directors of the Company in a Resolution dated March 20, 2001 and pursuant to Section 151 of the Delaware General Corporation Law
The Special Voting Share shall have the following voting rights:

  (A) with respect to all meetings of stockholders of the Company at which holders of the Company's common stock are entitled to vote(each a "Company Meeting") and with respect to any written consents, to the extent permitted by the Certificate of Incorporation and the Company's By-laws, sought by the Company from its stockholders, including the holders of Company common stock(each a "Company Consent"), the Special Voting Share shall vote together with the common stock of the Company as a single class and the Special Voting Share shall have the identical voting rights to those of the Company's common stock;
  (B) the holder of the Special Voting Share shall be entitled to a number of votes equal to the number of Class "B" exchangeable shares (the "Exchangeable Shares") of Strategic Internet Investments, Canada Inc. ("SII Canada"), a Canadian corporation outstanding on the record date for determining stockholders entitled to vote at the applicable Company Meeting or in connection with the applicable Company Consent, other than those held by the Company or its Affiliates(as defined in that certain Voting and Exchange Trust Agreement by and among SII Canada, the Company and Canarab Technology Limited, a Yukon corporation, to be dated and entered into on or before the date of issue of the Special Voting Share, as such agreement may be amended, modified or supplemented from time to time(the "Trust Agreement");
  (C) except as set forth herein, or as otherwise provided by law, the registered holders from time to time of Exchangeable Shares shall have no special voting rights and their consent shall not be required for taking any corporate action; and,
  (D) the voting rights attached to the Special Voting Share shall terminate pursuant to and in accordance with the Trust Agreement.


IN WITNESS WHEREOF, this Certificate of Amendment is executed on behalf of the Company by its President and attested to by its Secretary this 1t day of August, 2001.


                                       STRATEGIC INTERNET INVESTMENTS,
                                       INCORPORATED




                                       By:/s/Signed
                                          ----------------------------
                                          President



Attest:                                By:/s/Signed
                                          ----------------------------
                                          Secretary