Form 10QSB
period 2002-03-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2002-06-21
CIK 53320

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB


                 Quarterly Report Under Section 13 or 15(d) of The
                           Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2002           Commission File Number: 33-28188


                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                    --------------------------------------------
                (Exact name of Registrant as specified in its charter)

          Delaware                                                 84-1116458
          --------                                                 ----------
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

                           Yes     X             No
                               ----------            ----------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the end of the Period.

                           12,540,567 as at March 31, 2002

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          i)     Consolidated Balance Sheets as at March 31, 2002;
          ii) Consolidated Statements of Operations for the three and three months ended March 31, 2002 and 2001 and February 28, 1989 (Date of Inception) to March 31, 2002;
          iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and February 28, 1989(Date of Inception) to March 31, 2002;
          iv) Consolidated Statements of Stockholders' Equity(Deficiency) for the period from February 28, 1989(Date of Inception) to March 31, 2002;
          v)     Notes to the Consolidated Financial Statements as at March 31,
                 2002.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

As at March 31, 2002, the Company remained in the development stage as no revenues were generated from its operations in the first quarter of fiscal 2002. During the three month period ended March 31, 2002, the Company recorded a net loss of $15,143, or $0.001 per share. The comparable loss for the period ended March 31, 2001 was $431,633 or approximately $0.035 per share. This significant decrease in operating costs compared to the first quarter of fiscal 2001 has resulted from the decision by management to abandon its plan of reorganization under the Agreement and Plan of Arrangement with Canarab Technology Limited. In accordance with this decision, the Company will not be proceeding to acquire any further equity interests in Strategic Profits Inc. ("SPI")., the private Vancouver based e-commerce and on-line transactional company formed in 1994.
The Company, to date, has advanced a total of $606,337 to SPI for which it has acquired an equity interest of approximately 28%.

The Company had a working capital deficit of $405,859 and a cash balance of $11 at the end of the period. The Company did not raise any capital during the period and consequently cash used in operations was negligible. Additional funding is required in order for the Company to meet its current obligations and to continue as a going concern. There are no public share offerings in place or planned at this time and any immediate cash requirements will be fulfilled from sources within the company.

The Board of Directors is actively engaged in the search and investigation of potential business opportunities both in North America and abroad for which an association with a reporting public issuer would be advantageous. Although not restricting its search, management is primarily interested in acquiring an interest in a business which has commenced operations and which has the capacity and appeal to attract significant capital in the public marketplace.

Until such time as a mutually beneficial business acquisition can be consummated which would, in part, provide unallocated operating capital, the Company will not be in a position to commit to any increases in staff, to the acquisition of any additional equipment or facilities and to any extraneous product research or development.

On January 24, 2002 the Board of Directors of the Company accepted the resignation of Catherine Clarke-Luckhurst as a Director and CEO. Mrs. Clarke-Luckhurst remains as President and CEO of SPI. The Board has not filled the vacancy created by the departure of Mrs. Clarke-Luckhurst as further additions or alterations to the Board are anticipated as part of a business acquisition or merger.

The Company's Stock Option Plan was approved at the Annual General Meeting of Shareholders held on June 15, 2001. At March 31, 2002, there were a total of 380,000 share purchase options outstanding, as to an officer, directors and employees, 270,000, and as to consultants, 110,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of March 31, 2002, there were 12,540,567 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings

          None

ITEM 2.   Changes in Securities

          (a)   None

          (b)   None

          (c)   None.

          (d)   None


ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits - None


          (b)   Reports on Form 8-K

                Form 8-K was filed on February 6, 2002. The reason for this filing was to report the resignation of Catherine Clarke-Luckhurst as a Director of the Company.


                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date: June 20, 2002                 By: /s/ RALPH SHEARING
      _______________                  ___________________________________

                                       Ralph Shearing, President and CEO


                                    By: /s/ ABBAS SALIH
                                       ___________________________________
                                       Abbas Salih, Director

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
                         INTERIM CONSOLIDATED BALANCE SHEETS
                         March 31, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                       March 31,   December 31,
                                      ASSETS             2002          2001
                                      ------             ----          ----
Current
   Cash                                               $        11   $        56

Capital assets                                              1,791         1,937
                                                      -----------   -----------
                                                      $     1,802   $     1,993
                                                      ===========   ===========

                                    LIABILITIES
                                    -----------
Current
   Accounts payable                                   $   276,149   $   265,442
   Due to related parties                                  60,825        56,580
   Loans payable                                           70,687        70,687
                                                      -----------   -----------
                                                          407,661       392,709
                                                      -----------   -----------

                               STOCKHOLDERS' DEFICIENCY
                               ------------------------
Capital Stock
   Class A Preferred stock, $0.001 par value
    10,000,000 authorized, none outstanding
   Class B preferred stock, $0.001 par value
    10,000,000 authorized, none outstanding
   Common stock, $0.001 par value
    100,000,000 authorized
    12,540,567 outstanding                              2,231,726     2,231,726
Contributed capital                                       240,527       240,527
Deficit accumulated during the development stage       (2,878,112)   (2,862,969)
                                                      -----------   -----------

                                                         (405,859)     (390,716)
                                                      -----------   -----------

                                                      $     1,802   $     1,993
                                                      ===========   ===========

                              SEE ACCOMPANYING NOTES

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the three months ended March 31, 2002 and 2001
             and February 28, 1989 (Date of Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                           Cumulative
                                                                                         from February
                                                                                        28, 1989 (Date
                                                                Three months           of Inception) to
                                                               ended March 31,              March 31,
                                                            2002             2001             2002
                                                            ----             ----             ----
General and Administrative Expenses
   Accounting and audit fees                            $        1,375   $        3,000   $       34,930
   Amortization                                                    146               86            1,237
   Consulting fees                                               9,000          368,235        1,540,603
   Filing fees                                                     176            1,016            9,113
   Legal fees                                                     -               6,588           84,397
   Investor relations                                             -              10,000           50,502
   Management fees                                                -              21,000          112,000
   Office and general expenses                                   2,395            4,998           99,827
   Rent                                                          1,546            1,598           22,158
   Telephone expense                                              -               3,608           18,911
   Transfer agent fees                                             505            1,298           15,612
   Travel and promotion                                           -               2,338           13,748
   Non-cash compensation charge                                   -                -             215,085
                                                        --------------   --------------   --------------
Loss before the following:                                     (15,143)        (431,633)      (2,218,123)
   Unauthorized distribution                                      -                -             (69,116)
   Gain on settlement of debt                                     -                -              15,464
   Write-down of advances to related party                        -                -            (606,337)
                                                        --------------   --------------   --------------

Net loss for the period                                 $      (15,143)  $     (431,633)  $   (2,878,112)
                                                        ==============   ==============   ==============

Basic loss per share                                    $         0.00   $        (0.04)
                                                        ==============   ==============
Weighted average number of common shares
   outstanding                                              12,540,567       11,079,672
                                                        ==============   ==============


                              SEE ACCOMPANYING NOTES

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
                          INTERIM CONSOLIDATED STATEMENT OF
                          STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period from February 28, 1989 (Date of Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                               Deficit
                                                                                             Accumulated
                                                                                              During the
                                                    Common Stock             Contributed     Development
                                           -----------------------------
                                              Shares           Amount          Capital           Stage         Total
                                              ------           ------          -------           -----         -----
Balance, February 28, 1989                       -        $        -      $        -      $        -      $        -
   Issuance of stock to insiders
    on March 7, 1989 - at $0.30
    per share                                  33,347            10,000            -               -             10,000
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1989                     33,347            10,000            -               -             10,000
   Issuance of stock during
    public offering for $3.00 per
    share, net of offering costs of
    $27,270                                    33,348            72,730            -               -             72,730
   Net loss                                      -                 -               -            (84,159)        (84,159)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1990                     66,695            82,730            -            (84,159)         (1,429)
   Net loss                                      -                 -               -             (3,416)         (3,416)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1991                     66,695            82,730            -            (85,575)         (4,845)
   Net loss                                      -                 -               -             (2,713)         (2,713)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1992                     66,695            82,730            -            (90,288)         (7,558)
   Net loss                                      -                 -               -             (1,614)         (1,614)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1993                     66,695            82,730            -            (91,902)         (9,172)
   Net loss                                      -                 -               -             (1,863)         (1,863)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1994                     66,695            82,730            -            (93,765)        (11,035)
   Issuances of stock for services
    rendered - at $0.03 per share              50,000             1,500            -               -              1,500
   Contributed capital                           -                 -             24,842            -             24,842
   Net loss                                      -                 -               -            (16,735)        (16,735)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1995                    116,695            84,230          24,842        (110,500)         (1,428)
   Net loss                                      -                 -               -             (9,068)         (9,068)
                                            ---------     -------------   -------------   -------------   -------------
Balance, December 31, 1996                    116,895            84,230          24,842        (119,568)        (10,496)
   Issuance of stock for cash
    - at $0.011 per share                   2,000,000            21,300            -               -             21,300
   Contributed capital                           -                 -                600            -                600
   Net loss                                      -                 -               -            (22,261)        (22,261)
                                            ---------     -------------   -------------   -------------   -------------

                                                                        /Cont'd.

                              SEE ACCOMPANYING NOTES

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
                          INTERIM CONSOLIDATED STATEMENT OF
                          STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period from February 28, 1989 (Date of Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                               Deficit
                                                                                             Accumulated
                                                                                              During the
                                                    Common Stock             Contributed     Development
                                           -----------------------------
                                              Shares           Amount          Capital           Stage         Total
                                              ------           ------          -------           -----         -----
Balance, February 28, 1989                       -        $        -      $        -      $        -      $        -
Balance, December 31, 1997                  2,116,695           105,530          25,442        (141,829)        (10,857)
   Issuance of stock for
    services rendered
    - at $0.001 per share                   7,000,000             7,000            -               -              7,000
    - at $0.01 per share                      620,000             6,200            -               -              6,200
   Net loss                                      -                 -               -            (52,308)        (52,308)
                                           ----------     -------------   -------------   -------------   -------------
Balance, December 31, 1998                  9,736,695           118,730          25,442        (194,137)        (49,965)
   Net loss                                      -                 -               -            (35,995)        (35,995)
                                           ----------     -------------   -------------   -------------   -------------
Balance, December 31, 1999                  9,736,695           118,730          25,442        (230,132)        (85,960)
   Issuance of stock for cash
    pursuant to a private placement
    - at $0.30                              1,133,334           340,000            -               -            340,000
   Issue of stock for finders fee              50,000              -               -               -               -
   Net loss                                      -                 -               -           (336,431)       (336,431)
   Non-cash compensation charge                  -                 -             78,707            -             78,707
                                           ----------     -------------   -------------   -------------   -------------
Balance, December 31, 2000                 10,920,029           458,730         104,149        (566,563)         (3,684)
   Issuance of stock for services
    rendered - at $0.50                       328,356           164,179            -               -            164,179
             - at $1.55                        13,383            20,744            -               -             20,744
             - at $3.50                       366,667         1,283,331            -               -          1,283,331
   Issuance of stock for cash
    pursuant to a private placement
             - at $0.30                       883,332           265,000            -               -            265,000
   Issuance of stock for cash
    pursuant to the exercise of
    warrants - at $2.00                        28,800            57,600            -               -             57,600
Less: issue costs                                -              (17,858)           -               -            (17,858)
Net loss                                         -                 -               -         (2,296,406)     (2,296,406)
Non-cash compensation charge                     -                 -            136,378            -            136,378
                                           ----------     -------------   -------------   -------------   -------------
Balance, December 31, 2001                 12,540,567     $   2,231,726   $     240,527   $  (2,862,969)  $    (390,716)
Net loss for the period                          -                 -               -            (15,143)        (15,143)
                                           ----------     -------------   -------------   -------------   -------------
Balance, March 31, 2002                    12,540,567     $   2,231,726   $     240,527   $  (2,878,112)  $    (405,859)
                                           ----------     -------------   -------------   -------------   -------------

                              SEE ACCOMPANYING NOTES

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the three months ended March 31, 2002 and 2001
      and February 28, 1989 (Date of Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                           Cumulative
                                                                                         from February
                                                                                        28, 1989 (Date
                                                                Three months           of Inception) to
                                                               ended March 31,              March 31,
                                                            2002             2001             2002
                                                            ----             ----             ----
Cash flows used in operating activities:
   Net loss                                             $      (15,143)  $     (431,633)  $   (2,878,112)
   Adjustments to reconcile net loss to net cash
    used in operations:
     Amortization                                                  146               86            1,237
     Consulting fees                                              -                -               6,200
     Gain on settlement of debt                                   -                -             (15,464)
     Management fees                                              -                -               7,000
     Write-down of advances to related party                      -                -             606,337
     Non-cash compensation charge                                 -                -             215,085
     Issue of stock pursuant to a consulting agreement            -             350,000        1,283,331
     Issue of stock for services                                  -                -              68,256
   Changes in non-cash items:
     Advance to related party                                     -            (106,924)        (606,337)
     Accounts payable                                           10,707           48,356          409,781
     Due to related party                                        4,245          (17,282)          60,825
                                                        --------------   --------------   --------------
Net cash used in operating activities                              (45)        (157,397)        (841,861)
                                                        --------------   --------------   --------------
Cash flow used in investing activities
   Organization costs                                             -                -                (750)
   Acquisition of capital assets                                  -              (2,279)          (2,279)
                                                        --------------   --------------   --------------
Net cash used in investing activities                             -              (2,279)          (3,029)
                                                        --------------   --------------   --------------


                                                                        /Cont'd.

                              SEE ACCOMPANYING NOTES

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the three months ended March 31, 2002 and 2001
            and February 28, 1989 (Date of Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                           Cumulative
                                                                                         from February
                                                                                        28, 1989 (Date
                                                                Three months           of Inception) to
                                                               ended March 31,              March 31,
                                                            2002             2001             2002
                                                            ----             ----             ----
Cash flows from financing activities:
   Loans payable                                                  -                -              70,687
   Proceeds from issuance of common stock                         -             160,000          776,042
   Payment of offering costs                                      -                -             (27,270)
   Contributed capital                                            -                -              25,442
                                                        --------------   --------------   --------------
Net cash provided by financing activities                         -             160,000          844,901
                                                        --------------   --------------   --------------
Net (decrease) increase in cash                                    (45)             324             -

Cash, beginning of period                                           56            1,381             -
                                                        --------------   --------------   --------------
Cash, end of period                                     $           11   $        1,705   $           11
                                                        ==============   ==============   ==============

Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                                           $         -      $         -
                                                        ==============   ==============

Income taxes                                            $         -      $         -
                                                        ==============   ==============

Non-cash Transactions - Note 4

                              SEE ACCOMPANYING NOTES

                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                            (A Development Stage Company)
              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1  Interim Reporting
        -----------------

        While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2  Principles of Consolidation
        ---------------------------

        These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the Company in March 2001.

Note 3  Capital Stock
        -------------

        Commitments

        Share Purchase Warrants

        At March 31, 2002, there were 350,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $0.70 per share for each warrant held. These warrants expire on September 11, 2003.

        Stock Options

        At March 31, 2002, there were a total of 380,000 share purchase options outstanding, as to an officer, directors and employees, 270,000, and as to consultants, 110,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
March 31, 2002 - Page 2
(Stated in US Dollars)
(Unaudited)
----------



Note 4  Non-Cash Transactions
        ---------------------

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