Form 10QSB
period 2002-06-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2002-08-20
CIK 53320

SECURITIES EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10 - QSB


            Quarterly Report Under Section 13 or 15(d) of The
                       Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2002            Commission File Number: 33-28188


                    STRATEGIC INTERNET INVESTMENTS, INCORPORATED
     ----------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

       Delaware                                          84-1116458
-------------------------                          -------------------------
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

          12,540,567 as at June 30, 2002

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          i)     Consolidated Balance Sheets as at June 30, 2002;
          ii) Consolidated Statements of Operations for the six and three months ended June 30, 2002 and 2001 and February 28, 1989 (Date of Inception) to June 30, 2002;
          iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and February 28, 1989(Date of Inception) to June 30, 2002;
          iv) Consolidated Statements of Stockholders' Equity(Deficiency) for the period from February 28, 1989(Date of Inception) to June 30, 2002;
          v)     Notes to the Consolidated Financial Statements as at June 30,
                 2002.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

As at June 30, 2002, the Company remained in the development stage as no revenues were generated from its operations in the second quarter and, in total, for the first six months of fiscal 2002. During the six month period ended June 30, 2002, the Company recorded a net loss of $71,430, or $0.01 per share. The comparable loss for the period ended June 30, 2001 was $873,301 or approximately $0.08 per share. This significant decrease in operating costs compared to the second quarter of fiscal 2001 has resulted from the decision by management to abandon its plan of reorganization under the Agreement and Plan of Arrangement with Canarab Technology Limited. In accordance with this decision, the Company will not be proceeding to acquire any further equity interests in Strategic Profits Inc. ("SPI"), the private Vancouver based e-commerce service provider and on-line transactional company formed in 1994. The Company, to date, has advanced a total of $606,337 to SPI for which it has acquired an equity interest of approximately 28%.

The Company had a working capital deficit of $463,803 and a cash balance of $123 at the end of the period. The Company did not issue any shares during the six month period ending June 30, 2002 and no public share offerings are planned for the remainder of the year, in view of the current equity market conditions. Working capital requirements will continue to be met through internal and private sources in the form of loans, the exercise of stock options under the 2002 Stock Award Plan, the exercise of all or a portion of the 350,000 share purchase warrants which remain outstanding or by private placements of the Company's shares.

During this second quarter period the Company entered into two consulting and advisory agreements with companies located in British Columbia who specialize in sourcing and researching business opportunities in the internet or e-commerce field. This was done in conjunction with management's efforts to identity potential acquisition or merger candidates which have commenced operations and which have developed or acquired the rights to a recognizable and proven product line.

Over the course of the last three months a number of enterprises were identified and analyzed which resulted in a recommendation being put forward and a preliminary agreement in the form of a Letter of Understanding being completed with Aegis Systems Inc. of Vernon, B.C. on July 30, 2002. The general agreement of Strategic Internet Investments, Inc. and Aegis Systems Inc. under this Letter of Understanding will be to form and jointly own a corporation for the purpose of marketing the Aegis technology products known as the 'Skyhook' suite of software security products. These products provide secure digital communications, data security and absolute user authentication. Aegis Systems Inc. has developed and owns these technology products and will guarantee the exclusive marketing rights in selected countries. Strategic has agreed to provide the initial funding for the marketing corporation.

The Board of Directors of the Company, and in particular, Mr. Abbas Salih have considerable knowledge and experience in the transaction of business in the Middle Eastern regions. Mr. Abbas Salih has undertaken numerous projects in the Middle East and Eastern Europe and over the last 20 years has established extensive ties with business and investment groups in this area. It is for this reason that the Company will begin the marketing of the Aegis' product line in selected countries in the Middle East by forming partnerships with existing companies with which the Board is familiar through previous business dealings.

To further focus and capitalize on the experience of the Board of Directors in the Middle Eastern region, the Company entered into a Letter Agreement on July 11, 2002 with Star Leisure & Entertainment Inc., a British Columbia corporation controlled by Mr. Abbas Salih, Chairman and Director, to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L., a Bahrain corporation. Gulf Star holds 100% of the rights to develop a integrated resort, entertainment, hotel and real estate project located at Manama, Bahrain known as 'Dream Island'. This project to be constructed on a man-made island off the north-eastern coast of Manama Bahrain approximately 165,000 square metres in size will be an all-inclusive tourist and residential resort destination for local residents of the surrounding areas and for international travelers. It will contain luxury apartments and villas for sale or rent and timeshare ownership, a four star hotel complex, full tourist and recreational facilities including shopping and retail, restaurants, sports facilities and a health club and full support facilities and services. The Company will earn its 80% interest in Gulf Star by issuing 5,000,000 escrowed shares to be earned out of escrow at progressive stages of development of the project over a three-year period. The Company must also pay to Star Leisure $100,000 within three months of the date of the Letter Agreement and re-imburse Star Leisure certain hard costs associated with the start-up and development of the project at such time as the project financing has been fully secured and commencement of the main construction of the 'Dream Island' Project has been funded. Dredging and reclamation work for the construction of the 'Dream Island' is slated to commence in late August or early September, 2002.

The Board of Directors, in furtherance of the Aegis and Star Leisure projects and recognizing the added difficulties faced by small-cap companies in the current equity market conditions, has retained the services of Crescent Fund, Inc., a Texas corporation located in New York city, to provide investor relations and capital funding services. Crescent Fund is a private venture capital and management consulting firm which specializes in working closely with emerging small-cap companies, both as principal and agent, to meet their immediate and longer-term financing objectives and to generate increased investor interest in their publicly traded shares. By an agreement signed on July 25, 2002, Crescent Fund will undertake to broaden the Company's investor audience by introducing and profiling the Company to its large retail and broker client base and will use its established ties to commercial banks, brokerage firms and investment houses for capital raising. The Company will pay Crescent a total of 500,000 restricted shares to be issued on a vesting schedule based on specific criterion as to the trading volume and share price of the Company's stock and also based on the amount of equity capital raised.
Crescent will also be paid a consulting fee of 7% in cash based on the amount of equity capital raised and a 7% success fee on the capitalized amount pertaining to a merger or acquisition.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of June 30, 2002, there were 12,540,567 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings

          None

ITEM 2.   Changes in Securities

          (a)   none

          (b)   none

          (c)   none

          (d)   none

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders


          None


ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits - None

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2002.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date: August 19, 2002            By: /s/ RALPH SHEARING
   ---------------------            -------------------------------------
                                    Ralph Shearing, President and CEO



                                 By: /s/ ABBAS SALIH
                                    -------------------------------------
                                    Abbas Salih, Director

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2002

                            (Stated in US Dollars)

                                  (Unaudited)
                                   ---------

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                          (A Development Stage Company)
                      INTERIM CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and December 31, 2001
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


                                                       June 30,   December 31,
                                     ASSETS              2002          2001
                                     ------              ----          ----
Current
   Cash                                             $        123   $         56

Capital assets                                             1,657          1,937
                                                    ------------   ------------
                                                    $      1,780   $      1,993
                                                    ============   ============

                                   LIABILITIES
                                   -----------
Current
   Accounts payable - Note 6                        $    319,317   $    265,442
   Due to related parties                                 63,645         56,580
   Loans payable                                          80,964         70,687
                                                    ------------   ------------

                                                         463,926        392,709
                                                    ------------   ------------

                             STOCKHOLDERS' DEFICIENCY
                             ------------------------

Capital Stock - Notes 4 and 6
  Class A Preferred stock, $0.001 par value
   10,000,000 authorized, none outstanding
  Class B preferred stock, $0.001 par value
   10,000,000 authorized, none outstanding
  Common stock, $0.001 par value
   100,000,000 authorized
   12,540,567 outstanding                              2,231,726      2,231,726
Contributed capital                                      240,527        240,527
Deficit accumulated during the development stage      (2,934,399)    (2,862,969)
                                                    ------------   ------------

                                                        (462,146)      (390,716)
                                                    ------------   ------------

                                                    $      1,780   $      1,993
                                                    ============   ============


                             SEE ACCOMPANYING NOTES

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three and six months ended June 30, 2002 and 2001 and February 28, 1989 (Date of Inception) to June 30, 2002
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                                                      Cumulative
                                                                                                    from February
                                                                                                    28, 1989 (Date
                                                  Three months                    Six months       of Inception) to
                                                  ended June 30,                ended June 30,          June 30,
                                               2002           2001           2002           2001           2002
                                               ----           ----           ----           ----           ----
General and Administrative Expenses
   Accounting and audit fees                $      1,150   $      4,226   $      2,525   $      7,226   $     36,080
   Amortization                                      134             85            280            171          1,371
   Consulting fees                                44,501        371,504         53,501        739,739      1,585,104
   Filing fees                                     1,276            903          1,452          1,919         10,389
   Legal fees                                      6,492          9,246          6,492         15,834         90,889
   Investor relations                               -            21,822           -            39,690         50,502
   Management fees                                  -            21,000           -            42,000        112,000
   Office and general expenses                       210          5,037          2,605         10,035        100,037
   Rent                                             -             1,528          1,546          3,126         22,158
   Telephone expense                                 791            530            791          4,138         19,702
   Transfer agent fees                             1,733          3,187          2,238          4,485         17,345
   Travel and promotion                             -             2,600           -             4,938         13,748
   Non-cash compensation charge                     -              -              -              -           215,085
                                            ------------   ------------   ------------   ------------   ------------
Loss before the following:                       (56,287)      (441,668)       (71,430)      (873,301)    (2,274,410)
   Unauthorized distribution                        -              -              -              -           (69,116)
   Gain on settlement of debt                       -              -              -              -            15,464
   Write-down of advances to related
     party                                          -              -              -              -          (606,337)
                                            ------------   ------------   ------------   ------------   ------------

Net loss for the period                     $    (56,287)  $   (441,668)  $    (71,430)  $   (873,301)  $ (2,934,399)
                                            ============   ============   ============   ============   ============

Basic loss per share                        $      (0.00)  $      (0.04)  $      (0.01)  $      (0.08)
                                            ============   ============   ============   ============

Weighted average number of common
  shares outstanding                          12,540,567     11,328,084     12,540,567     11,328,084
                                            ============   ============   ============   ============

                             SEE ACCOMPANYING NOTES

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                          (A Development Stage Company)
                        INTERIM CONSOLIDATED STATEMENT OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period from February 28, 1989 (Date of Inception) to June 30, 2002
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                               Deficit
                                                                             Accumulated
                                                                              During the
                                            Common Stock         Contributed  Development
                                       ----------------------
                                          Shares       Amount      Capital      Stage       Total
                                          ------       ------      -------      -----       -----
Balance, February 28, 1989                  -      $     -     $     -     $     -     $     -
   Issuance of stock to insiders
    on March 7, 1989 - at $0.30
    per share                             33,347       10,000        -           -         10,000
                                       ---------   ----------  ----------  ----------  ----------
Balance, December 31, 1989                33,347       10,000        -           -         10,000
   Issuance of stock during
    public offering for $3.00 per
    share, net of offering costs of
    $27,270                               33,348       72,730        -           -         72,730
   Net loss                                 -            -           -        (84,159)    (84,159)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1990                66,695       82,730        -        (84,159)     (1,429)

Net loss                                    -            -           -         (3,416)     (3,416)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1991                66,695       82,730        -        (85,575)     (4,845)

Net loss                                    -            -           -         (2,713)     (2,713)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1992                66,695       82,730        -        (90,288)     (7,558)

Net loss                                    -            -           -         (1,614)     (1,614)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1993                66,695       82,730        -        (91,902)     (9,172)

Net loss                                    -            -           -         (1,863)     (1,863)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1994                66,695       82,730        -        (93,765)    (11,035)
   Issuances of stock for services
   rendered - at $0.03 per share          50,000        1,500        -           -          1,500
   Contributed capital                      -            -         24,842        -         24,842
   Net loss                                 -            -           -        (16,735)    (16,735)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1995               116,695       84,230      24,842    (110,500)     (1,428)

Net loss                                    -            -           -         (9,068)     (9,068)
                                       ---------   ----------  ----------  ----------  ----------

Balance, December 31, 1996               116,895       84,230      24,842    (119,568)    (10,496)

  Issuance of stock for cash
   - at $0.011 per share               2,000,000       21,300        -           -         21,300
  Contributed capital                       -            -            600        -            600
Net loss                                    -            -           -        (22,261)    (22,261)
                                       ---------   ----------  ----------  ----------  ----------

                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES

             STRATEGIC INTERNET INVESTMENTS, INCORPORATED   Continued
                          (A Development Stage Company)
                        INTERIM CONSOLIDATED STATEMENT OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period from February 28, 1989 (Date of Inception) to June 30, 2002
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                               Deficit
                                                                             Accumulated
                                                                              During the
                                            Common Stock         Contributed  Development
                                       ----------------------
                                          Shares       Amount      Capital      Stage       Total
                                          ------       ------      -------      -----       -----
Balance, February 28, 1989                  -      $     -     $     -     $      -     $     -
    per share                             33,347       10,000        -            -         10,000

Balance, December 31, 1997             2,116,695      105,530      25,442     (141,829)    (10,857)
   Issuance of stock for
   services rendered
   - at $0.001 per share               7,000,000        7,000        -            -          7,000
   - at $0.01 per share                  620,000        6,200        -            -          6,200
Net loss                                    -            -           -         (52,308)    (52,308)
                                      ----------   ----------  ----------  -----------  ----------

Balance, December 31, 1998             9,736,695      118,730      25,442     (194,137)    (49,965)

Net loss                                    -            -           -         (35,995)    (35,995)
                                      ----------   ----------  ----------  -----------  ----------

Balance, December 31, 1999             9,736,695      118,730      25,442     (230,132)    (85,960)
   Issuance of stock for cash
   pursuant to a private placement
    - at $0.30                         1,133,334      340,000        -            -        340,000
   Issue of stock for finders fee         50,000         -           -            -           -
Net loss                                    -            -           -        (336,431)   (336,431)
Non-cash compensation charge                -            -         78,707         -         78,707
                                      ----------   ----------  ----------  -----------  ----------

Balance, December 31, 2000            10,920,029      458,730     104,149     (566,563)     (3,684)
 Issuance of stock for services
  rendered - at $0.50                    328,356      164,179        -            -        164,179
  - at $1.55                              13,383       20,744        -            -         20,744
  - at $3.50                             366,667    1,283,331        -            -      1,283,331
 Issuance of stock for cash
  pursuant to a private placement
  - at $0.30                             883,332      265,000        -            -        265,000
 Issuance of stock for cash
  pursuant to the exercise of
  warrants - at $2.00                     28,800       57,600        -            -         57,600
Less: issue costs                           -         (17,858)       -            -        (17,858)
Net loss                                    -            -           -      (2,296,406) (2,296,406)
Non-cash compensation charge                -            -        136,378         -        136,378
                                      ----------   ----------  ----------  -----------  ----------

Balance, December 31, 2001            12,540,567   $2,231,726  $  240,527  $(2,862,969) $ (390,716)
Net loss for the period                     -            -           -         (71,430)    (71,430)
                                      ----------   ----------  ----------  -----------  ----------

Balance, June 30, 2002                12,540,567   $2,231,726   $ 240,527  $(2,934,399) $ (462,146)
                                      ==========   ==========  ==========  ===========  ==========

                             SEE ACCOMPANYING NOTES

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three and six months ended June 30, 2002 and 2001
           and February 28, 1989 (Date of Inception) to June 30, 2002
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                                                      Cumulative
                                                                                                    from February
                                                                                                    28, 1989 (Date
                                                  Three months                    Six months       of Inception) to
                                                  ended June 30,                ended June 30,          June 30,
                                               2002           2001           2002           2001           2002
                                               ----           ----           ----           ----           ----
Cash flows used in operating
  activities:
   Net loss                                 $    (56,287)  $   (441,668)  $    (71,430)  $   (873,301)  $ (2,934,399)
   Adjustments to reconcile net loss
   to net cash used in operations:
    Amortization                                     134             85            280            171          1,371
    Consulting fees                                 -              -              -              -             6,200
    Gain on settlement of debt                      -              -              -              -           (15,464)
    Management fees                                 -              -              -              -             7,000
    Write-down of advances to
     related party                                  -              -              -              -           606,337
    Non-cash compensation charge                    -              -              -              -           215,085
    Issue of stock pursuant to a
     consulting agreement                           -           233,331           -           583,331      1,283,331
    Issue of stock for services                     -              -              -              -            68,256
   Changes in non-cash items:
    Advance to related party                        -           (64,702)          -          (171,626)      (606,337)
    Accounts payable                              43,168        199,962         53,875        248,318        452,949
    Due to related party                           2,820         (9,374)         7,065        (26,656)        63,645
                                            ------------   ------------   ------------   ------------   ------------

Net cash used in operating activities            (10,165)       (82,366)       (10,210)      (239,763)      (852,026)
                                            ------------   ------------   ------------   ------------   ------------

Cash flow used in investing
 activities
   Organization costs                               -              -              -              -              (750)
   Acquisition of capital assets                    -              -              -            (2,279)        (2,279)
                                            ------------   ------------   ------------   ------------   ------------

Net cash used in investing activities               -              -              -            (2,279)        (3,029)
                                            ------------   ------------   ------------   ------------   ------------

                             SEE ACCOMPANYING NOTES

                                                                        /Cont'd.

             STRATEGIC INTERNET INVESTMENTS, INCORPORATED   Continued
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three and six months ended June 30, 2002 and 2001
           and February 28, 1989 (Date of Inception) to June 30, 2002
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                                                      Cumulative
                                                                                                    from February
                                                                                                    28, 1989 (Date
                                                  Three months                    Six months       of Inception) to
                                                  ended June 30,                ended June 30,          June 30,
                                               2002           2001           2002           2001           2002
                                               ----           ----           ----           ----           ----
Cash flows from financing activities:
   Loans payable                                  10,277         26,183         10,277         26,183         80,964
   Proceeds from issuance of
    common stock                                    -            54,743           -           214,743        776,042
   Payment of offering costs                        -              -              -              -           (27,270)
   Contributed capital                              -              -              -              -            25,442
                                            ------------   ------------   ------------   ------------   ------------

Net cash provided by financing
 activities                                       10,277         80,926         10,277        240,926        855,178
                                            ------------   ------------   ------------   ------------   ------------

Net (decrease) increase in cash                      112         (1,440)            67         (1,116)          -

Cash, beginning of period                             11          1,705             56          1,381           -

Cash, end of period                         $        123   $        265   $        123   $        265   $        123
                                            ============   ============   ============   ============   ============

Supplementary disclosure of cash flow information:
Cash paid for:
Interest                                    $       -      $       -      $       -      $       -
                                            ============   ============   ============   ============

Income taxes                                $       -      $       -      $       -      $       -
                                            ============   ============   ============   ============

Non-cash Transactions - Note 5


                             SEE ACCOMPANYING NOTES

                  STRATEGIC INTERNET INVESTMENTS, INCORPORATED
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                            (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

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

Note 2   Continuance of Operations
         -------------------------

         The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has a working capital deficiency of $463,803, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $2,934,399 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3   Principles of Consolidation
         ---------------------------

         These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the Company in March 2001.

Note 4   Capital Stock - Note 6
         -------------

         Commitments

         Share Purchase Warrants

         At June 30, 2002, there were 350,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $0.70 per share for each warrant held. These warrants expire on September 11, 2003.

         Stock Options

         At June 30, 2002, there were a total of 380,000 share purchase options outstanding, as to an officer, directors and employees, 270,000, and as to consultants, 110,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2002 - Page 3
(Stated in US Dollars)
(Unaudited)
----------


Note 5   Non-Cash Transactions
         ---------------------

         Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

                                   Number of          Price
                                  Common Shares      Per Share          $
                                  -------------      ---------       -------
         1995                           50,000          $0.03          1,500
         1998                        7,000,000          $0.001         7,000
         1998                          620,000          $0.01          6,200
         2001                          233,333          $0.50        116,667
                                  ------------                     ---------
                                     7,903,333                       131,367
                                  ============                     =========

       These amounts have been excluded from the statement of cash flows.

Note 6   Subsequent Events
         -----------------

       i) On July 10, 2002, the Company entered into a promotion and capital funding agreement with Crescent Fund, Inc. ("Crescent"), a Texas corporation located in New York, New York. Crescent will provide institutional investor relation services and attempt to arrange financing for the purpose of working capital. The Company will pay Crescent 500,000 restricted shares to be issued and vested as follows:

              Vesting schedule:

              - Company trading price of $0.50 or more for a minimum of 21 days releases 100,000 shares

              - Company trading price of $1.00 or more for a minimum of 21 days release 100,000 shares

              - Company trading price of $1.50 or more for a minimum of 21 days releases 100,000 shares

              - Company trading price of $2.00 or more for a minimum of 21 days releases 100,000 shares

              - Company trading price of $2.50 or more for a minimum of 21 days releases 100,000 shares and/or:

              for funding completed with contacts of Crescent, shares shall be released on the basis of share for each dollar raised.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2002 - Page 3
(Stated in US Dollars)
(Unaudited)
----------


Note 6   Subsequent Events - (cont'd)
         -----------------

              In addition, the Company will pay Crescent a consulting fee of 7% in cash of the amount of capital raised as a result of contacts by Crescent, and a success fee of 7% in cash of the capitalized value, computed based on shares issued of any merger or acquisition. The Company will also pay for all approved out-of-pocket expenses;

       ii) By a Letter Agreement dated July 11, 2002, with Star Leisure & Entertainment Inc. ("Star Leisure"), a related company based in British Columbia, the Company agreed to purchase 80% of the outstanding share capital of Gulf Star World Development W.L.L. ("Gulf Star"), a Bahrain Corporation. Gulf Star holds 100% of the rights to develop an integrated real estate and tourism project on an island off the north-eastern coast of Manama, Bahrain. The Company will earn its 80% interest in Gulf Star by issuing 5,000,000 escrow shares to be earned out on the basis of stages of development of the project over a three year period. The Company must also formulate a comprehensive funding plan on a best efforts basis to secure the necessary debt/or equity financing to complete the project. The Company has further agreed to pay to Star Leisure US$100,000 within three months of the date of the Letter Agreement to re-imburse Star Leisure for a portion of its preliminary start-up and development costs including engineers, design, administrative and professional work. The Company also has agreed to re-imburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for hard costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction;

       iii) On July 24, 2002, the Company issued 698,029 common shares to settle accounts payable outstanding at June 30, 2002 of $138,005;

       iv) On July 24, 2002, the Company issued 450,000 common shares pursuant to two consulting agreements effective July, 2002. One of the consulting agreements provides for services over a term of ten months and requires the issuance of 200,000 common shares. This agreement includes a vesting provision wherein the shares are to vest at 20,000 shares per month. The second agreement provides for services over a term of six months and requires the issuance of 250,000 common shares. This agreement includes a vesting provision wherein the shares are to vest, as to 125,000 upon signing of the agreement and the balance to vest at 25,000 shares over five months;

       v) By a letter of understanding dated July 30, 2002 with Aegis Systems Inc. ("Aegis"), the parties agreed to form a marketing company with each firm owning 50%. Initial funding will be provided for by the Company and will be recovered on a preferential basis out of the new companies' first profits. The marketing company will have exclusive rights to market the Aegis Security Technology.