Form 10QSB
period 2002-09-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2002-11-25
CIK 53320

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2002	Commission File Number: 33-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	84-1116458
(State of Incorporation)	(I.R.S. Employer
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

Yes       X         No    ______

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the end of the Period.

13,688,596 as at September 30, 2002

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	i)	Consolidated Balance Sheets as at September 30, 2002;
	ii)	Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and February 28, 1989(Date of Inception) to September 30, 2002
	iii)	Consolidated Statements of Stockholders' Equity(Deficiency) for the period from February 28, 1989(Date of Inception) to September 30, 2002;
	iv)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and February 28, 1989(Date of Inception) to September 30, 2002;
	v)	Notes to the Consolidated Financial Statements as at September 30, 2002.

ITEM 2.	MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

As at September 30, 2002, the Company remained in the development stage as no revenues were generated from its operations in the third quarter and, in total, for the first nine months of fiscal 2002. During the nine month period ended September 30, 2002, the Company recorded a net loss of $67,513, or $0.005 per share. The comparable loss for the period ended September 30, 2001 was $422,086 or approximately $0.08 per share. This significant decrease in operating costs compared to the third quarter of fiscal 2001 has resulted from the decision by management to abandon its plan of reorganization under the Agreement and Plan of Arrangement with Canarab Technology Limited. In accordance with this decision, the Company will not be proceeding to acquire any further equity interests in Strategic Profits Inc. ("SPI"), the private Vancouver based e-commerce service provider and on-line transactional company formed in 1994. The Company, to date, has advanced a total of $606,337 to SPI for which it has acquired an equity interest of approximately 28%.

The Company had a working capital deficit of $296,509 and a cash balance of $183 at the end of the period. On July 9, 2002 the Company issued 1,148,029 shares to three creditors and four consultants at an offering price of $0.20 per share in settlement of $104,106 in outstanding liabilities and in full payment of consulting fees due under existing contracts. No public share offerings are planned for the remainder of the year, in view of the current equity market conditions. Working capital requirements will continue to be met through internal and private sources in the form of loans, the exercise of stock options under the 2002 Stock Award Plan, the exercise of all or a portion of the 350,000 share purchase warrants which remain outstanding or by private placements of the Company's shares.

During the previous quarter the Company entered into two consulting and advisory agreements with companies located in British Columbia who specialize in sourcing and researching business opportunities in the internet or e -commerce field. This was done in conjunction with management's efforts to identity potential acquisition or merger candidates which have commenced operations and which have developed or acquired the rights to a recognizable and proven product line.

A number of enterprises were identified and analyzed which resulted in a recommendation being put forward and a preliminary agreement in the form of a Letter of Understanding("LOU") being completed with Aegis Systems Inc. of Vernon, B.C. on July 30, 2002. Aegis Systems Inc. is the international marketing arm of Ultra Information Systems Inc.("UIS"), a Delaware corporation which owns the 'Skyhook' suite of software and internet security products. These products provide secure digital communications, data security and absolute user authentication. After further discussions, the LOU was supplemented by a Letter of Intent("LOI") on August 22, 2002 with UIS wherein the Company was granted the right to acquire 3,500,000 Series A Convertible Preferred Shares of UIS at a price of $1.00 per share convertible on a 1:1 basis into common shares of UIS under a Series A Preferred Share Agreement. This preferred share purchase would represent an initial 30% interest in the outstanding capital of UIS. Further to the LOI, the Company was granted the option to acquire additional equity interest in UIS up to a maximum of 51% at the current market price.

The terms of the Share Purchase are, $100,000 payable by September 1, 2002 and the balance of $3,400,000 on or before September 30, 2002. To date, no payments have been made by the Company to UIS under this Share Purchase Agreement. The parties to the Agreement recognize and understand the difficulties for public companies to fundraise in the current market environment and have agreed verbally to cooperate in pursuing the completion of this Agreement. Pending the Company's efforts to raise sufficient funds to complete the required payments, the Agreement will remain in force as to all terms and conditions with the exception of the option granted to the Company to acquire up to a maximum of 51% of UIS. This option will now be at the discretion of the Board of UIS to accept for exercise.

The Board of Directors of the Company, and in particular, Mr. Abbas Salih have considerable knowledge and experience in the transaction of business in the Middle Eastern regions. Mr. Abbas Salih has undertaken numerous projects in the Middle East and Eastern Europe and over the last 20 years has established extensive ties with business and investment groups in this area. It is for this reason that the Company will begin the marketing of the UIS product line with Aegis Systems Inc. in selected countries in the Middle East by forming partnerships with existing companies with which the Board is familiar through previous business dealings.

To focus and capitalize on the experience of the Board of Directors in the Middle Eastern region, the Company entered into a Letter Agreement on July 11, 2002 with Star Leisure & Entertainment Inc., a British Columbia corporation controlled by Mr. Abbas Salih, Chairman and Director, to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L., a Bahrain corporation. Gulf Star holds 100% of the rights to develop a integrated resort, entertainment, hotel and real estate project located at Manama, Bahrain known as 'Dream Island'. This project to be constructed on a man-made island off the north-eastern coast of Manama Bahrain approximately 165,000 square metres in size will be an all-inclusive tourist and residential resort destination for local residents of the surrounding areas and for international travelers. It will contain luxury apartments and villas for sale or rent and timeshare ownership, a four star hotel complex, full tourist and recreational facilities including shopping and retail, restaurants, sports facilities and a health club and full support facilities and services. The Company will earn its 80% interest in Gulf Star by issuing 5,000,000 escrowed shares to be earned out of escrow at progressive stages of development of the project over a three-year period. The Company must also pay to Star Leisure $100,000 within three months of the date of the Letter Agreement and re-imburse Star Leisure certain hard costs associated with the start-up and development of the project at such time as the project financing has been fully secured and commencement of the main construction of the 'Dream Island' Project has been funded.

On August 2, 2002 a Dredging and Reclamation contract was signed between Robodh Contracting Establishment of Manama, Bahrain and Star Leisure & Entertainment Inc. of Vancouver, B.C. which sets out the terms and conditions for construction of the manmade island in Bahrain. On August 21, 2002 all benefits and obligations under this contract were assigned to Strategic Internet Investments, Incorporated("SIII"). The contract originally stipulated that Robodh would subscribe for and be issued 1,268,750 convertible preferred shares of SIII at at price of $4.00 per share for a total face value of $5, 075,000 in exchange for providing certain construction services pertaining to the dredging and reclamation requirements for the "Dream Island" Project. The specific terms and conditions of the preferred share purchase and construction services are contained in a Subscription Agreement between Robodh and SIII, currently being amended to increase the number of shares issued to Robodh as additional compensation for their agreement to construct the bridge which will provide the causeway entrance to the island from the mainland and to finalize the conversion terms of the preferred shares.

This Subscription Agreement is being amended to increase the number of shares issued to Robodh as additional compensation for their agreement to construct the bridge which will provide the causeway entrance to the island from the mainland.

Preliminary site engineering and surveying work on the "Dream Island" Project has commenced in preparation for the beginning of dredging and reclamation of the man-made island which will form the foundation for construction of the facilities.

On July 10, 2002 the Company retained the services of Crescent Fund, Inc., a Texas corporation located in New York city, to provide investor relations and capital funding services. This agreement was terminated on October 28, 2002 by the Company.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of September 30, 2002, there were 13,688,596 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 2.	Changes in Securities

(a) none

(b) none

(c) none

(d) none
.
ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date:	November 21, 2002	By: /s/ RALPH SHEARING
Ralph Shearing, President and CEO

By: /s/ ABBAS SALIH
Abbas Salih, Director

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Stated in US Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
	2002	2001
ASSETS
Current
Cash	$183	$56
Prepaid expenses – Note 4	35,733	-

	35,916	56
Capital assets	1,533	1,937

	$37,449	$1,993

LIABILITIES

Current
Accounts payable	$197,248	$265,442
Due to related parties	64,068	56,580
Loans payable	71,109	70,687

	332,425	392,709

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 5, 7 and 8
Class A Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 author ized
13,688,596 outstanding	2,461,332	2,231,726
Contributed capital	240,527	240,527
Share subscriptions	5,077	-
Deficit accumulated during the development stage	(3,001,912)	(2,862,969)

	(294,976)	(390,716)

	$37,449	$1,993

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2002 and 2001 and February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

						Cumulative
						from February
						28, 1989 (Date
	Three months		Nine months			of Inception) to
	ended September 30,		ended September 30,			September 30,
	2002	2001	2002	2001		2002
General and Administrative Expenses
Accounting and audit fees	$1,862	$4,701	$4,387	$11,927		$37,942
Amortization	124	85	404	256		1,495
Consulting fees	55,867	371,657	109,368	1,111,396		1,640,971
Filing fees	370	470	1,822	2,389		10,759
Legal fees	2,502	1,935	8,994	17,769		93,391
Investor relations	-	10,812	-	50,502		50,502
Management fees	-	21,000	-	63,000		112,000
Office and general expenses	1,726	6,554	4,331	16,589		101,763
Rent	1,904	1,526	3,450	4,652		24,062
Telephone expense	2,352	2,847	3,143	6,985		22,054
Transfer agent fees	806	499	3,044	4,984		18,151
Travel and promotion	-	-	-	4,938		13,748
Non-cash compensation charge	-	-	-	-		215,085

Loss before the following:	(67,513)	(422,086)	(138,943)	(1,295,387)		(2,341,923)
Unauthorized distribution	-	-	-	-		(69,116)
Gain on settlement of debt	-	-	-	-		15,464
Write-down of advances to related
party	-	-	-	-		(606,337)

Net loss for the period	$(67,513)	$(422,086)	$(138,943)	$(1,295,387)	$	(3,001,912)

Basic loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.11)

Weighted average number of common
shares outstanding	13,601,246	12,082,415	12,898,012	11,855,061

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
					During the
	Common Stock		Contributed	Share	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on March 7, 1989 – at $0.30 per share	33,347	10,000	-	-	-	10,000

Balance, December 31, 1989	33,347	10,000	-	-	-	10,000
Issuance of stock during public offering for $3.00 per share, net of offering costs of $ 27,270	33,348	72,730	-	-	-	72,730
Net loss	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	82,730	-	-	(84,159)	(1,429)
Net loss	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	82,730	-	-	(85,575)	(4,845)
Net loss	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	82,730	-	-	(90,288)	(7,558)
Net loss	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	82,730	-	-	(91,902)	(9,172)
Net loss	-	-	-	-	(1,863)	(1,863)

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
					During the
	Common Stock		Contributed	Share	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Balance, December 31, 1994	66,695	82,730	-	-	(93,765)	(11,035)
Issuances of stock for services
rendered – at $0.03 per share	50,000	1,500	-	-	-	1,500
Contributed capital	-	-	24,842	-	-	24,842
Net loss	-	-	-	-	(16,735)	(16,735)

Balance, December 31, 1995	116,695	84,230	24,842	-	(110,500)	(1,428)
Net loss	-	-	-	-	(9,068)	(9,068)

Balance, December 31, 1996	116,895	84,230	24,842	-	(119,568)	(10,496)
Issuance of stock for cash – at $0.011 per share	2,000,000	21,300	-	-	-	21,300
Contributed capital	-	-	600	-	-	600
Net loss	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	105,530	25,442	-	(141,829)	(10,857)
Issuance of stock for services rendered
– at $0.001 per share	7,000,000	7,000	-	-	-	7,000
– at $0.01 per share	620,000	6,200	-	-	-	6,200
Net loss	-	-	-	-	(52,308)	(52,308)

…/cont’d.

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
					During the
	Common Stock		Contributed	Share	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Balance, December 31, 1998	9,736,695	118,730	25,442	-	(194,137)	(49,965)
Net loss	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	9,736,695	118,730	25,442	-	(230,132)	(85,960)
Issuance of stock for cash pursuant to a private
placement – at $0.30	1,133,334	340,000	-	-	-	340,000
Issue of stock for finders fee	50,000	-	-	-	-	-
Net loss	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	78,707	-	-	78,707

Balance, December 31, 2000	10,920,029	458,730	104,149	-	(566,563)	(3,684)
Issuance of stock for services rendered – at $0.50	328,356	164,179	-	-	-	164,179
– at $1.55	13,383	20,744	-	-	-	20,744
– at $3.50	366,667	1,283,331	-	-	-	1,283,331
Issuance of stock for cash pursuant to a private
placement – at$0.30	883,332	265,000	-	-	-	265,000
Issuance of stock for cash pursuant to the exercise of
warrants – at $2.00	28,800	57,600	-	-	-	57,600
Less:issue costs	-	(17,858)	-	-	-	(17,858)
Net loss	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	136,378	-	-	136,378

…/cont’d.

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
					During the
	Common Stock		Contributed	Share	Development
	Shares	Amount	Capital	Subscriptions	Stage	Total

Balance, December 31, 2001	12,540,567	2,231,726	240,527	-	(2,862,969)	(390,716)
Issuance of stock for services rendered – at $0.20	1,148,029	229,606	-	-	-	229,606
Share subscriptions	-	-	-	5,077	-	5,077
Net loss for the period	-	-	-	-	(138,943)	(138,943)

Balance, September 30, 2002	13,688,596	$2,461,332	$240,527	$5,077	$(3,001,912)	$(294,976)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three and nine months ended September 30, 2002 and 2001 and February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989
					(Date of Incep-
	Three months		Nine months		tion) to
	ended September 30,		ended September 30,		September 30,
	2002	2001	2002	2001	2002

Cash flows used in operating
activities:
Net loss	$(67,513)	$(422,086)	$(138,943)	$(1,295,387)	$(3,001,912)
Adjustments to reconcile net loss
to net cash used in operations:
Amortization	124	85	404	256	1,495
Consulting fees	-	-	-	-	6,200
Gain on settlement of debt	-	-	-	-	(15,464)
Management fees	-	-	-	-	7,000
Write-down of advances to
related party	-	-	-	-	606,337
Non-cash compensation charge	-	-	-	-	215,085
Issue of stock pursuant to a
consulting agreement	54,267	350,004	54,267	933,335	1,337,598
Issue of stock for services	-	-	-	-	68,256
Changes in non-cash items:
Advance to related party	-	(109,713)		(281,339)	(606,337)
Accounts payable	17,537	68,418	71,412	316,736	470,486
Due to related party	423	333	7,488	(26,323)	64,068

Net cash provided by (used in)
operating activities	4,838	(112,959)	(5,372)	(352,722)	(847,188)

Cash flow used in investing
activities
Organization costs	-	-	-	-	(750)
Acquisition of capital assets	-	-	-	(2,279)	(2,279)

Net cash used in investing activities	-	-	-	(2,279)	(3,029)

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
for the three and nine months ended September 30, 2002 and 2001 and February 28, 1989 (Date of Inception) to September 30, 2002
(Stated in US Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989
					(Date of Incep-
	Three months		Nine months		tion) to
	ended September 30,		ended September 30,		September 30,
	2002	2001	2002	2001	2002

Cash flows from financing activities:
Loans payable	(9,855)	44,368	422	70,551	71,109
Proceeds from issuance of
common stock	-	90,000	-	304,743	776,042
Payment of offering costs	-	-	-	-	(27,270)
Contributed capital	-	-	-	-	25,442
Share subscriptions	5,077	-	5,077	-	5,077

Net cash provided by (used in)
financing activities	(4,778)	134,368	5,499	375,294	850,400
Net increase in cash	60	21,409	127	20,293	183
Cash, beginning of period	123	265	56	1,381	-

Cash, end of period	$183	$21,674	$183	$21,674	$183

Supplementary disclosure of cash
flow information:
Cash paid for:
Interest	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-
Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 1          Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2001 annual financia l statements.

Note 2          Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2002, the Company has a working capital deficiency of $296,509, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $3,001,912 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3          Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. The subsidiary companies were incorporated by the Company in March 2001 and are dormant.

Note 4          Prepaid Expenses – Note 8

Included in prepaid expenses is $35,733 of prepaid consulting fees. These consulting fees were paid by way of the issuance of a total of 178,665 common shares at $0.20 per share and represent the unvested portion thereof.

Note 5          Capital Stock – Notes 7 and 8

Commitments

Share Purchase Warrants

At September 30, 2002, there were 350,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $0.70 per share for each warrant held. These warrants expire on September 11, 2003.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 5          Capital Stock – Notes 7 and 8 – (cont’d)

Commitments – (cont’d)

Stock Options

At September 30, 2002, there were a total of 380,000 share purchase options outstanding, as to an officer, directors and employees, 270,000, and as to consultants, 110,000, entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

Note 6          Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

	Number of	Price
	Common Shares	Per Share	$

1995	50,000	$0.03	1,500
1998	7,000,000	$0.001	7,000
1998	620,000	$0.01	6,200
2001	233,333	$0.50	116,667
2002	1,148,029	$0.20	229,606

	9,051,362		360,973

These amounts have been excluded from the statement of cash flows.

Note 7          Commitments

i) By a Letter Agreement dated July 11, 2002, with Star Leisure & Entertainment Inc. (“Star Leisure”), a related company based in British Columbia, the Company agreed to purchase 80% of the outstanding share capital of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain Corporation. Gulf Star holds 100% of the rights to develop an integrated real estate and tourism project on an island off the north-eastern coast of Manama, Bahrain. The Company will earn its 80% interest in Gulf Star by issuing 5,000,000 escrow shares to be earned out on the basis of stages of development of the project over a three year period. The Company must also formulate a comprehensive funding plan on a best efforts basis to secure the necessary debt/or equity financing to complete the project. The Company has further agreed to pay to Star Leisure US$100,000 within three months of the date of the Letter Agreement (unpaid) to re-imburse Star Leisure for a portion of its preliminary start-up and development costs including engineers, design, administrative and professional work. The Company also has agreed to re-imburse

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 7          Commitments –(cont’d)

i) –	(cont’d)

Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for hard costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction;

ii)
By an Assignment Agreement dated August 9, 2002, Star Leisure has assigned to the Company all benefits and obligations under a dredging and reclamation construction contract (“Dredging Contract”), to begin construction of the man-made island for the real estate and tourism project noted above. Under the terms of the Dredging Contract the Company will be obligated to issue $5,075,000 face value Series A Convertible Preferred Shares as full payment.

Note 8          Subsequent Events – Note 4

i)	The Company terminated a consulting agreement with 50,000 common shares remaining to be vested to a consultant at $0.20 per share. These shares were previously issued and will be cancelled.

ii)
On July 10, 2002, the Company entered into a promotion and capital funding agreement with Crescent Fund Inc. (“Crescent”), a Texas corporation located in New York, New York. This agreement was terminated on October 28, 2002.