Form 10KSB
period 2002-12-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2003-05-23
CIK 53320

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2002
Commission File Number 33 - 281888

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

  X

State issuer's revenues for its most recent fiscal year:     Nil

Transitional Small Business Disclosure Format:      YES ___     NO _X_

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002:     475,637

Number of outstanding shares of the Registrant's No Par Value Common Stock, as at December 31, 2002:      15,205,596

PART 1

Item 1       Description of Business

(a) Business History and Development

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

The Company entered into an Agreement in October 1998 to acquire CanbauConstruction GMBH of Germany for one million shares of common stock of the Registrant. The Agreement required certain due diligence investigation and was based upon the representation of Canbau that it will have audited financial statements showing a four million dollar asset base. Canbau was retained to construct a shrimp processing plan in Germany with an estimated cost of $42 million, subject to arrangement of financing which is not yet assured as of the date of the Agreement. The Agreement was never consummated due to lack of funding and has expired..

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

In December, 2000 the Company secured short term financing sufficient to begin funding SPI as per its business plan and to secure the first release of the SPI escrow shares under the provisions of the CAT/SPI Letter of Intent which the Company assumed. In December, 2000, the Company completed a 1,133,334 unit private placement consisting of one share and one warrant, exercisable within one year at $2.00 per share, at a price of $0.30 US per unit for total proceeds of $340,000 . The final balance of this unit private placement of 533,333 shares was completed on February 14, 2001 for additional proceeds of $160,000.

On June 15, 2001 the Company held its Annual General Meeting of Shareholders. At the General Meeting the shareholders approved resolutions to change the name of the Company from The Ohio & Southwestern Energy Company to Strategic Internet Investments, Incorporated and to migrate the Company from its current State of Incorporation, Colorado, to the State of Delaware. The name change and change of domicile became effective on July 1, 2001. The Company commenced trading on the OTC Bulletin Board under the new trading symbol "SIII" effective October 8, 2001.

The shareholders also approved the Agreement and Plan of Reorganization between Canarab Technology Ltd. and the Company that will allow Canarab Technology Ltd. to become a wholly owned subsidiary of the Company.

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

Effective December 31, 2001 management of the Company has abandoned its plan of re-organization under the Agreement and Plan of Arrangement with Canarab Technology Limited and has written-off total advances to SPI of $606,337. Catherine Clarke-Luckhurst, the President of Strategic Profits Inc., resigned as a director of the Company on January 24, 2002

On July 12, 2002 the Company entered into an agreement with Star Leisure & Entertainment Inc., a British Columbia based corporation controlled by Abbas Salih, a director and controlling shareholder of the Company, to acquire 80% of the outstanding shares of Bahrain incorporated Gulf Star World Developments W.L.L. Gulf Star holds 100% of the rights to develop the planned 'Dream Island' leisure and entertainment resort facility in Manama, Bahrain. The 'Dream Island' resort will be an integrated real estate and tourism complex to be constructed off the north-east coast of Manama, Bahrain on a 41 acre man-made island connected to Bahrain by a quarter mile long causeway.

The agreement gives the Company the right to acquire 80% of the outstanding shares of Gulf Star by issuing to Star Leisure, in escrow, a total of five million (5,000,000) common shares of the Company to be earned out of escrow based on progressive stages of development of the "Dream Island' project over a three year period. The Company has agreed to reimburse Star Leisure for a portion of its start-up and development costs for 'Dream Island', initially to a total of $100,000 and thereafter upon verification of expenses by an independent audit. The payment of the $100,000 under the agreement is due as to $50,000 on October 11, 2003 and $50,000 on January 11, 2004. Star Leisure will assign all agreements relating to the 'Dream Island' project including the 'Dredging and Reclamation Works Agreement' with Robodh Contracting of Manama, Bahrain( assigned on August 21, 2002) and the Planning, Consulting and Supervision agreement for 'Dream Island'. Under the agreement with Robodh Contracting, the Company has issued to Robodh 1,268,750 Series A Convertible Preferred shares of the Company with a face value of $5,075,000 USD, the total value of the contract, as full payment to carry out the necessary dredging and reclamation work to construct the island.

On July 10, 2002 the Company entered into an agreement with Crescent Fund, Inc. a private venture capital and management consulting firm with offices in Dallas, New York and Los Angeles, to assist the Company in raising equity capital as part of the financing for the planned 'Dream Island' project. The term of this agreement was six months, however, the agreement was terminated on October 28, 2002, by the Company, following an unsuccessful campaign by Crescent Fund to attract any significant investor interest or capital funding. Crescent Fund, Inc. was to receive a total of 500,000 restricted common shares with registration rights to be released pro-rata based upon levels of capital funding achieved or trading activity of the Company's shares. No shares were earned or released to Crescent Fund, Inc. during the term of the agreement and there are no remaining obligations by either party to the agreement.

On July 30, 2002, the Company entered into a Letter of Understanding (LOU) with Aegis Systems Inc. of Vernon, British Columbia, to market the 'Skyhook ' suite of proprietary security software technology, developed by Aegis, in the region of the Middle East. Aegis 'Skyhook' products offer secure digital communications, data security and absolute user authentication. Pursuant to the LOU Aegis and the Company would create and jointly own a corporation to market the Aegis technologies with the Middle East by forming partnerships with selected businesses, located and operating in various Middle Eastern countries, with whom management of the Company has formed prior associations and is satisfied as to the credentials and strengths of these entities. The Company will provide initial funding for the jointly owned corporation and Aaegis will provide exclusive marketing rights in the selected areas, subject to mutually acceptable performance levels being maintained.

On August 20, 2002 the Company entered into a Letter of Intent agreement with Ultra Information Systems, Inc. ("UIS") and Skyhook Security Systems, Inc. whereby the Company had the right to acquire a 30% equity interest in UIS, pursuant to a Preferred Share Purchase Agreement and, additionally, would have the option, exercisable within twelve months, to acquire additional equity interest in UIS at fair market value up to a total of 51% if the option is fully exercised. As compensation for the UIS shares, the Company was to issue 1,000,000 shares of its common stock to UIS, in escrow, and agree to provide $3,500,000 in funding, as per the terms and conditions of the Preferred Share Purchase Agreement. The escrow shares were to be released to UIS based upon UIS meeting its first year financial projections as contained in its Business Plan dated March 18, 2002.

On December 31, 2002 the Letter of Intent agreement with UIS was terminated by mutual written consent of the parties due to the fact that no source of equity funding had been completed sufficient to meet certain terms of the agreement. All rights and obligations of the Company under the UIS Letter of Intent have terminated.

(b) Business of Issuer

The Company's direction and efforts are now focused on the development of the planned 'Dream Island' project in the Kingdom of Bahrain, and, to a secondary extent, on other promising opportunities for successful entry and implementation of services or products in the Middle Eastern region including the marketing of the Ultra Information Systems, Inc. 'Skyhook' suite of software technology products.

This decision to move the Company's initiatives to the Middle East was made by management subsequent to the abandonment of the plan of re-organization under the Agreement and Plan of Arrangement with Canarab Technology Limited to acquire an equity interest in Strategic Profits Inc. The opportunity to acquire the controlling interest in Gulf Star World W.L.L. and, thereby, the right to develop the 'Dream Island' project and shift the Company's focus from North America to the Middle East was primarily due to the experience and knowledge gained by the Board of Directors and, in particular, the Chairman and Secretary, Mr. Abbas Salih, through numerous projects he has undertaken or been involved with in this area of the world over the past 20 years. Mr. Salih has extensive ties with businesses and investment groups in the Gulf States and other neighboring countries and it was from these associations that the 'Dream Island' project was presented to the Company.

The planning and feasibility stage of the 'Dream Island' project has required extensive research, investigation and analyses carried out over several years by international consulting firms, such as KPMG Consulting, with expertise in construction, tourism and financial analysis. The approval process to undertake this project was a cooperative effort among the Company and Jzala Group of Saudi Arabia, the Government of Bahrain and the major construction, consulting and investment participants, each playing key roles.

By description, the 'Dream Island' project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain. It will be an all-inclusive residential and resort destination for local residents of Bahrain and the surrounding areas and for international travelers. When completed in approximately three years it will comprise 120 villas to be managed by an international hotel operator, 100 villas for sale, for rental and for timesharing, 85 apartments for sale and rent, a luxury hotel with 225 rooms and suites, a spa, health club and other personal treatment facilities, a restaurant, cafes, and a shopping, retail and entertainment center, a marina, water-park and other ocean-side recreational facilities.

The cost of the project, which is estimated to be $ 160,000,000 USD , will be shared among the major participants, banking and government institutions and through sales of the real estate to private investors.

In the preliminary phase, the man-made island will be constructed by Robodh Contracting Establishment, a large construction company in Bahrain, under a Dredging and Reclamation Agreement signed August 2, 2002 for which Robodh will receive 1,268,750 Series A Convertible Preferred Shares of the Company with a face value of $5,075,000 in full settlement of their contract fees. Mobilization of dredging equipment to Bahrain has occurred and initial dredging and reclamation work was to begin during mid-March/2003 but was temporarily postponed due to the conflict in Iraq. With the major hostilities in Iraq now over, Robodh and the Company intend to announce a decision to commence dredging operations before the end of April/2003.

Item 2       Description of Property

SIII maintains an office in downtown Vancouver, British Columbia on a month to month basis. The total monthly rent is $535 including taxes and surcharges. Records are maintained and mail received at the offices of the corporate solicitor in Houston, Texas. The Company does not directly or indirectly own or otherwise have any interest in any other real estate properties.

Item 3       Legal Proceedings

(a)
On November 28, 2002 a Writ of Summons was filed in the Supreme Court of British Columbia against the Company and Ralph Shearing, Director and President, as co-Defendants, by BCE Emergis Inc., a British Columbia corporation with an office in Vancouver, B.C., as Plaintiff. In the Statement of Claim filed by the Plaintiff as part of the Writ, the sum of $11,802.10(Canadian Funds) together with interest pursuant to the Court Order Interest Act and Costs are claimed against the Defendants for services in the area of press releases, public announcements and related marketing matters provided by the Plaintiff on behalf of and at the request of the Defendants between January, 2001 and March, 2001. The Company is currently negotiating with the Defendant for a satisfactory resolution of the matter in an effort to avoid or mitigate any further legal expenses. A trial date has not been set.

(b)
The Company is not a party to any proceeding involving a governmental authority nor is it aware of any matter or cause which may be contemplated by any governmental authority as to possible proceedings.

Except as disclosed above management is not aware of any other legal proceedings pending or contemplated against the Company, its directors or officers or any of its affiliates. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceeding or (ii) has an adverse interest to the Company in any legal proceeding.

Item 4       Submission of Matters to a Vote of Security Holders

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

PART II

Item 5       Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Bloomberg, was as follows:

2002	High	Low

First Quarter	0.250	0.130
Second Quarter	0.230	0.070
Third Quarter	0.450	0.100
Fourth Quarter	0.140	0.040

2001

First Quarter	5.500	2.375
Second Quarter	3.000	0.950
Third Quarter	1.070	0.300
Fourth Quarter	0.150	0.350

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Holders

As at December 31, 2002 there were approximately 55 holders of record of the common shares of SIII.

(c) Dividends

The Company has not declared or paid per share cash distributions or dividends on its common stock in the last two fiscal years. Future distributions or dividends on the common stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, capital requirements and other factors.

Sales of Securities Without Registration Under the Securities Act of 1933

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. of Vancouver, British Columbia in order to formalize an arrangement whereby the Company would, from time to time, borrow certain operating capital funds from Icon, at an agreed interest rate of ten percent (10%) and for which repayment the right would be given to Icon to convert all or part of the principal sum, plus interest or interest alone, into units each unit consisting of one common share of the Company and one non-transferable share purchase warrant, at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. For the fiscal year ended December 31, 2002 a total of $ 25,516 was advanced to the Company as principal sum by Icon with accrued interest of $ 378. The principal sum and any accrued interest under the Convertible Loan Facility are payable on or before December 31, 2004. As at December 31, 2002 Icon had not exercised, under its right of conversion, any amount of the principal sum or accrued interest.

On November 20, 2002 the Company issued 27,000 shares and 60,000 shares, respectively, to Global Securities Corporation of Vancouver, British Columbia and Mr. Mudrik Saed, of Richmond, British Columbia, pursuant to Rule 144 of the Securities and Exchange Commission, in full settlement of amounts owed under Consulting Services Agreements with the recipients.

Item 6 Management's Discussion and Analysis or Plan of Operation

Statements made in this Annual Report that are not historical or current facts are "forward-looking statements" made pursuant to the Safe Harbor Provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue" or the negative thereof.

The Company intends that such forward-looking statements be subject to the Safe Harbors for such statements. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made. Any forward-looking statement represents management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(a) Plan of Operation

In the following discussion, management outline's its plan of operation for the next quarter and the balance of the fiscal year 2003. The discussion should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002 which are shown in Item 7 of this Annual Report. Certain matters discussed below are based on potential future circumstances and developments which the Company anticipates but which cannot be assured.

As at December 31, 2002 the Company had $ (19.00) cash on hand and a working capital deficiency of $ 365,424. Of this working capital deficiency $90,441 is due to related parties of which repayment will not be demanded until adequate resources become available. Management will also seek to settle certain outstanding debts by means of share issuances. The Company remains at the development stage as there were no revenues during the past fiscal year.

The 'Dream Island' project in Bahrain, the Company's principal business, will require, over the next twenty to twenty-four months, a significant amount of investment capital to be secured to ensure that all stages of development can proceed and be completed on schedule and on budget. The highest percentage of the funding requirements will be met through senior debt instruments with banking, investment and construction institutions and through government financing incentives and concessions.

Further financing will be achieved through the pre-selling of the real estate units, villas and apartments, to be constsructed as part of the 'Dream Island' complex. Final arrangements and documentation are taking place at the present time with interested parties in Bahrain and Saudi Arabia for the commencement of these pre-sales during the second quarter of 2003. Pre-sale funds committed will be held in escrow in Bahrain financial institutions pursuant to the sales agreements and pending completion and release.

The first stage of the project, dredging and reclamation of the 41acre man-made island site, has been financed through the isssuance to Robodh Contracting Establishment, Manama, Bahrain, of 1,268,750 Series A Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000 USD. The Company is very pleased and encouraged that such a large and respectable firm as Robodh Contracting has chosen to accept Preferred Shares as payment for the Dredging and Reclamation Works contract. It is a strong statement of their endorsement and confidence in the project and the Company.

Management believes that the close connections and contacts it has made in the Middle East, especially the efforts of its Chairman, Mr. Abbas Salih, who has been stationed in Manama, Bahrain for the past two months to oversee the project, will be of immense value in completing other essential contracts during the course of this project. With the post-war focus on reparation and investment in the Middle East efforts will be made to attract interest and investment from North American and European sources as well.

The Company's plan during the next quarter and for the balance of 2003 is to maintain the size and staffing of its Vancouver, British Columbia head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members and the full-time and temporary staff. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

As required, any additional funding needed for general and administrative expenses will be raised by private placement or loans and debentures convertible into equity. The Company has the full allotment of stock award options available which can be used to raise up to $200,000 in immediate funds.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Audit Committee

As of this Annual Report, the Company has not appointed members to an audit committee. The respective role of an audit committee has been conducted by the board of directors. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its responsibility to oversee finance, accounting, tax and legal compliance matters. The audit committee will (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control systems; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and, (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

Audit Fees

During the fiscal year ended December 31, 2002, the Company incurred approximately $ 10,200 in fees to Amisano Hanson, Chartered Accountants, for professional services rendered in connection with the audit of the Company's financial statements and approximately $7,421 for review of the Company's financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

Item 7        Financial Statements

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Stated in U.S. Dollars)

Contents	Page

Independent Auditor's Report	9

Consolidated Balance Sheets	10
As at December 31, 2002, 2001 and 2000

Consolidated Statements of Operations	11
For the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Deficiency	12-14
For the period from February 28, 1989 (Date of Inception)
To December 31, 2002

Consolidated Statements of Cash Flows	15-16
For the years ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements	17-27

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Strategic Internet Investments, Incorporated (A Development Stage Company) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the three year period ended December 31, 2002 and for the period from inception of the development stage, February 28, 1989 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 and for the period from inception of the development stage, February 28, 1989 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
April 18, 2003	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(Stated in U.S. Dollars)

ASSETS

	2002	2001
Current
Cash	$-	$56
Prepaid expense – Note 3	28,000	-

	28,000	56

Capital assets – Note 4	1,356	1,937
Deferred investment costs – Note 5	65,000	-

	$94,356	$1,993

LIABILITIES

Current
Bank indebtedness	$19	$-
Accounts payable – Note 7	203,247	265,442
Due to related parties – Note 7	49,314	56,580
Loans payable – Notes 8 and 12	86,950	70,687

	339,530	392,709
Loans payable – Notes 8 and 12	25,894	-

	365,424	392,709

STOCKHOLDERS' DEFICIENCY

Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
15,205,596 outstanding (2001: 12,540,567 outstanding) – Note 6	15,204	12,539
Additional paid-in capital	2,550,928	2,219,187
Contributed capital	240,527	240,527
Deficit accumulated during the development stage	(3,077,727)	(2,862,969)

	(271,068)	(390,716)

	$94,356	$1,993

Nature and Continuance of Operations – Note 1
Commitments – Notes 6, 8 and 12
Subsequent Events – Notes 6 and 12

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2002, 2001 and 2000
and the period from February 28, 1989 (Date of Inception) to December 31, 2002
(Stated in U.S. Dollars)

				Cumulative
				from February
				28, 1989 (Date
				of Inception) to
				December 31,
	2002	2001	2000	2002
General and Administrative Expenses
Accounting and audit fees	$10,602	$18,892	$5,886	$44,157
Amortization	581	341	-	1,672
Consulting fees – Note 7	161,901	1,349,563	165,840	1,693,504
Filing fees	2,563	3,448	5,189	11,500
Interest – Note 7	1,641	4,020	-	5,661
Investor relations	-	50,502	-	50,502
Legal fees	12,077	22,261	13,584	96,474
Management fees – Note 7	-	63,000	42,000	112,000
Office and general expenses –Note 7	8,087	15,716	6,572	101,499
Rent – Note 7	5,383	6,198	6,057	25,995
Telephone expense	6,284	7,097	7,112	25,195
Transfer agent fees	5,639	7,715	2,976	20,746
Travel and promotion	-	4,938	2,508	13,748
Non-cash compensation charge – Note 6	-	136,378	78,707	215,085

Loss before the following:	(214,758)	(1,690,069)	(336,431)	(2,417,738)
Unauthorized distribution	-	-	-	(69,116)
Gain on settlement of debt	-	-	-	15,464
Write-down of advances to related party
– Note 6	-	(606,337)	-	(606,337)

Net loss for the period	$(214,758)	$(2,296,406)	$(336,431)	$(3,077,727)

Basic loss per share	$(0.02)	$(0.19)	$(0.03)

Weighted average number of common shares
Outstanding	13,050,725	12,193,953	9,986,330

SEE ACCOMPANYING NOTES

	Common Stock		Additional Paid-in	Contributed	Deficit Accumulated During the Development	
	Shares	Par Value	Capital	Capital	Stage	Total
Balance, February 28, 1989	-	$ -	$ -	$	$ -	$ -
Issuance of stock to insiders on March 7, 1989 – at $0.30	33,347	33	9,967		-	10,000
Balance, December 31, 1989	33,347	33	9,967	-	-	10,000
Issuance of stock during public offering for $3.00 per share, net of offering costs of $27,270	33,348	33	72,697		-	72,730
Net loss	-	-	-		(84,159)	(84,159)
Balance, December 31, 1990	66,695	66	82,664		(84,159)	(1,429)
Net loss	-	-	-		(3,416)	(3,416)
Balance, December 31, 1991	66,695	66	82,664		(85,575)	(4,845)
Net loss	-	-	-		(2,713)	(2,713)
Balance, December 31, 1992	66,695	66	82,664		(90,288)	(7,558)
Net loss	-	-	-		(1,614)	(1,614)
Balance, December 31, 1993	66,695	66	82,664		(91,902)	(9,172)
Net loss	-	-	-		(1,863)	(1,863)
Balance, December 31, 1994	66,695	66	82,664		(93,765)	(11,035)
Issuances of stock for services rendered – at $0.03	50,000	50	1,450		-	1,500
Contributed capital	-	-	-	24,842	-	24,842
Net loss	-	-	-		(16,735)	(16,735)

…/Cont'd.

SEE ACCOMPANYING NOTES

Continued

		Common Stock		Additional Paid-in	Contributed	Deficit Accumulated During the Development	
		Shares	Par Value	Capital	Capital	Stage	Total
Balance, December 31, 1995		116,695	116	84,114	24,842	(110,500)	(1,428)
Net loss		-	-	-	-	(9,068)	(9,068)
Balance, December 31, 1996		116,895	116	84,114	24,842	(119,568)	(10,496)
Issuance of stock for cash	– at $0.011	2,000,000	2,000	19,300	-	-	21,300
Contributed capital		-	-	-	600	-	600
Net loss		-	-	-	-	(22,261)	(22,261)
Balance, December 31, 1997		2,116,695	2,116	103,414	25,442	(141,829)	(10,857)
Issuance of stock for services rendered							
	– at $0.001	7,000,000	7,000	-	-	-	7,000
	– at $0.01	620,000	620	5,580	-	-	6,200
Net loss		-	-	-	-	(52,308)	(52,308)
Balance, December 31, 1998		9,736,695	9,736	108,994	25,442	(194,137)	(49,965)
Net loss		-	-	-	-	(35,995)	(35,995)
Balance, December 31, 1999		9,736,695	9,736	108,994	25,442	(230,132)	(85,960)
Issuance of stock for cash pursuant to a private placement	– at $0.30	1,133,334	1,133	338,867	-	-	340,000
Issue of stock for finders fee		50,000	50	(50)	-	-	-
Net loss		-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	-	78,707	-	78,707
Balance, December 31, 2000		10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services rendered							
	– at $0.50	328,356	328	163,851	-	-	164,179
	– at $1.55	13,383	13	20,731	-	-	20,744
	– at $3.50	366,667	367	1,282,964	-	-	1,283,331

…/Cont'd.

SEE ACCOMPANYING NOTES

Continued

	Common Stock		Additional Paid-in	Contributed	Deficit Accumulated During the Development	
	Shares	Par Value	Capital	Capital	Stage	Total
Issuance of stock for cash pursuant to a private Placement – at $0.30	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to the exercise of warrants – at $2.00	28,800	29	57,571	-	-	57,600
Less: issue costs	-	-	(17,858)	-	-	(17,858)
Net loss	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	136,378	-	136,378
Balance, December 31, 2001	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting – at $0.35	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred investment costs – at $0.05	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services – at $0.05	100,000	100	4,900	-	-	5,000
–at $0.055	60,000	60	3,240	-	-	3,300
–at $0.10	105,000	105	10,395	-	-	10,500
–at $0.148	27,000	27	3,973	-	-	4,000
–at $0.20	175,000	175	34,825	-	-	35,000
–at $0.209	17,143	17	3,583	-	-	3,600
–at $0.35	120,000	120	41,880	-	-	42,000
Issuance for stock for debt – at $0.20	458,135	458	91,169	-	-	91,627
–at $0.209	222,751	223	46,156	-	-	46,379
Net loss	-	-	-	-	(214,758)	(214,758)
Balance, December 31, 2002	15,205,596	$ 15,204	$ 2,550,928	$ 240,527	$ (3,077,727)	$ (271,068)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for years ended December 31, 2002, 2001 and 2000
and the period from February 28, 1989 (Date of Inception) to December 31, 2002
(Stated in U.S. Dollars)

						Cumulative
						from February
						28, 1989
						(Date of Incep-
						tion) to
						December 31,
	2002		2001	2000		2002
Cash flows used in operating activities:
Net loss	$(214,758)	$	(2,296,406)	$(336,431)	$	(3,077,727)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization	581		341	-		1,672
Consulting fees	-		-	-		6,200
Gain on settlement of debt	-		-	-		(15,464)
Issue of stock pursuant to a consulting
Agreement	103,400		1,351,587	-		1,454,987
Management fees	-		-	-		7,000
Non-cash compensation charge	-		136,378	78,707		215,085
Write-down of advance to related party	-		606,337	-		606,337
Changes in non-cash items:
Advance to related party	-		(281,337)	(325,000)		(606,337)
Accounts payable	60,187		124,523	230,398		459,260
Due to related party	8,358		(15,899)	13,707		64,938

Net cash used in operating activities	(42,232)		(374,476)	(338,619)		(884,049)

Cash flow used in investing activities
Organization costs	-		-	-		(750)
Acquisition of capital assets	-		(2,278)	-		(2,278)

Net cash used in investing activities	-		(2,278)	-		(3,028)

Cash flows from financing activities:
Bank indebtedness	19		-	-		19
Loans payable	42,157		70,687	-		112,844
Proceeds from issuance of common stock	-		304,742	340,000		776,042
Payment of offering costs	-		-	-		(27,270)
Contributed capital	-		-	-		25,442

Net cash provided by financing activities	42,176		375,429	340,000		887,077

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for years ended December 31, 2002, 2001 and 2000
and the period from February 28, 1989 (Date of Inception) to December 31, 2002
(Stated in U.S. Dollars)

				Cumulative
				from February
				28, 1989
				(Date of Incep-
				tion) to
				December 31,
	2002	2001	2000	2002

Net increase (decrease) in cash	(56)	(1,325)	1,381	-

Cash, beginning of period	56	1,381	-	-

Cash, end of period	$-	$56	$1,381	$-

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$1,641	$4,020	$-	$5,661

Income taxes	$-	$-	$-	$-

Non-Cash Transactions - Note 11

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001
(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

The Company is in the development stage and is devoting its efforts to locating merger candidates.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $3,077,727 since inception and at December 31, 2002 has a working capital deficiency of $311,530. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2003 by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation. Effective June 13, 1990 the Company changed its name to Ohio & Southwestern Energy Company. Effective July 1, 2001, the Company and Strategic Internet Investments, Incorporated (“Strategic”), an inactive Delaware corporation incorporated on March 2, 2001, were merged. All common shares outstanding of the Company were converted into an equal number of common shares of Strategic. The purpose of this merger was to change the corporate jurisdiction of the Company from Colorado to Delaware and to change the name of the Company. The surviving corporation of the merger is Strategic, a Delaware corporation.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Note 2

Summary of Significant Accounting Policies – (cont’d)

Principles of Consolidation

These consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries Strategic Internet Investment Canada and 8351630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant inter-company transactions were eliminated.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Capital Assets and Amortization

Capital assets are recorded at cost and consist of computer equipment. The Company provides for amortization using the declining balance method at the rate of 30% per annum.

SEE ACCOMPANYING NOTES

…/Cont’d. 17

Deferred Investment Costs

Deferred investment costs are recorded at cost and represent preliminary costs incurred with respect to the acquisition of an investment. These costs will be deferred until the Company completes the acquisition, at which time, the costs will be added to the cost of the investment. These costs will be written-off if the Company does not complete the acquisition.

Income Taxes

The Company follows Statement of Financial Accounting Standard, No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at then date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

Fair Value of Financial Instruments

The carrying value of cash, bank indebtedness, accounts payable, due to related parties and loans payable approximates fair value because of the short maturity of these instruments. The long-term portion of loans payable also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, “Accounting for Stock Issued to Employees”, and provide the disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation” (Note 5).

Note 3	Prepaid Expense Prepaid expense consists of $28,000 of prepaid consulting fees. These consulting fees were paid by way of the issuance of a total of 80,000 common shares at $0.35 per share.

Note 4	Capital Assets

		2002		2001

		Accumulated
	Cost	Amortization	Net	Net
Computer equipment	$2,278	$922	$1,356	$1,937

Note 5	Deferred Investment Costs Deferred investment costs consist of consultants fees with respect to the acquisition of Gulf Star World Development W.L.L. (Note 6).

Note 6	Capital Stock – Notes 8 and 12 Class A Convertible Preferred Shares

On November 15, 2002, the Company filed a Certificate of Designation for Class A Convertible Preferred Shares with the State of Delaware. These Classs A shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share or the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

Commitments

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan. The plan allows for the granting of share purchase options at a price of not less than 100% of the fair market value of the stock. The total number of options granted must not exceed 15% of the outstanding common stock of the Company. The plan expires on July 1, 2017.

Stock-based Compensation

Effective October 23, 2000, the Company granted stock options to officers, directors and employees of the Company and consultants to the Company to purchase common shares of the Company at the closing price of the Company’s common stock on the date of the grant. Options are not granted to anyone other than the aforementioned individuals. The options have been granted with a term of 5 years. There are specific vesting requirements under the options discussed below.

Presented below is a summary of the stock option activity for the years shown:

	December 31, 2002		December 31, 2001

		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at beginning of
year	805,000	$0.50	805,000	$0.50
Cancelled	(540,000)	$0.50	-	-

Outstanding at end of year	265,000	$0.50	805,000	$0.50

Exercisable at end of year	265,000	-	805,000	-

The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants’ options has been recorded in the financial statements. The compensation charge associated with employees’ options (officers, directors and employees) is not recognized in the financial statements but included in the pro-forma amounts.

Note 6	Capital Stock – Notes 8 and 12 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation– (cont’d)

For the years ending December 31, 2001 and 2000, total non-cash compensation charge determined is $393,507. As the stock options have a graded vesting schedule, the total compensation cost is recognized on a straight-line basis over a 12 month period as follows:

				Cumulative
				from
				February 28,
				1989 (Date of
				Inception)
				December 31,
	2002	2001	2000	2002
Total non-cash compensation
charge determined	$-	$249,222	$144,285	$393,507
Consultants’ non-cash
compensation charge recognized	-	(136,378)	(78,707)	(215,085)
Employee’s non-cash
compensation charge	$-	112,844	$65,578	$178,422

Under SFAS No. 123, if the Company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to officers, directors and employees, the Company’s net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

					Cumulative
					from
					February 28,
					1989 (Date of
					Inception)
					December 31,
		2002	2001	2000	2002
Net loss	As reported	$(214,758)	$(2,296,406)	$(336,431)	$(3,077,727)
	Pro-forma	$(214,758)	$(2,409,250)	$(402,009)	$(3,256,149)

Basic loss per share	As reported	$(0.02)	$(0.19)	$(0.03)	$-
	Pro-forma	$(0.02)	$(0.20)	$(0.04)	$-

Note 6	Capital Stock – Notes 8 and 12 – (cont’d)

Commitments – (cont’d) Stock-based Compensation – (cont’d) The weighted average fair value at date of grant of the options granted were as follows:

2000
Weighted average fair value	$.49
Total options granted	805,000
Total fair value of all options granted	$393,507

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2000
Expected dividend yield	0.0%
Expected volatility	200%
Risk-free interest rate	5.00%
Expected term in years	5

Share Purchase Warrants

At December 31, 2002 there were 350,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $0.70 per share for each warrant held. These options expire on September 11, 2003.

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002 and May 10, 2003, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

Note 6	Capital Stock – Notes 8 and 12 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

To acquire 80% of Gulf Star, the Company must issue five million common shares at a deemed price of $0.125 per share. The shares are to be issued over a three year period as follows:

	i)	1,000,000 allotted shares issued to Star Leisure upon completion of dredging works (estimated cost of dredging contract is US$4,500,000);

	ii)	1,000,000 allotted shares issued to Star Leisure upon completion of final planning and design works (estimated planning contract cost is US$8,000,000);

	iii)	1,000,000 allotted shares issued to Star Leisure upon the Company securing full funding in a combination of debt and/or equity that allows main resort construction to commence;

	iv)	1,000,000 allotted shares issued to Star Leisure upon completion of 50% of resort construction; and

	v)	1,000,000 allotted shares issued to Star Leisure upon resort being opened for business at the start of operations.

In addition, the Company shall make two cash payments to Star Leisure totalling US$100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. The first $50,000 will be paid on or before October 11, 2003. The second $50,000 will be paid on or before January 11, 2004. Subsequent to December 31, 2003, the Company paid US$35,200 as partial payment toward the October 11, 2003 payment. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for hard costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will be obligated to issue $5,075,000 face value Class A Convertible Preferred shares as full payment (1,268,750 Class A Convertible Preferred Shares).

Subsequent to December 31, 2002, the Company issued these shares in escrow which will be released in stages as the dredging contract progresses. An agent’s fee of 0.5% of the value of the shares released will be payable.

Plan of Reorganization

The Company by a plan of reorganization dated July 31, 2000 and amended March 31, 2001 intended to acquire 100% of Canarab Technology Limited (“CAT”), a Yukon corporation by issuing 5,280,907 common shares and pay $20,000 to CAT. CAT is related to the Company by virtue of a common director.

Effective December 31, 2001, management of the Company abandoned its plan of reorganization and has written-off total advances at December 31, 2001 of $606,337.

Note 7	Related Party Transactions – Notes 6 and 8 The Company was charged the following by a director of the Company, by companies with common directors or by a significant shareholder of the Company:

				Cumulative
				from
				February 28,
				1989 (Date of
				Inception) to
				December 31,
	2002	2001	2000	2002
Consulting fees	$-	$29,470	$-	$35,670
Interest	695	-	-	695
Management fees	-	63,000	42,000	112,000
Office and general expenses	-	10,050	6,159	23,019
Rent	-	6,198	6,057	20,612

	$695	$108,718	$54,216	$191,996

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At December 31, 2002, accounts payable includes $90,441 (2001: $134,022) due to directors of the Company and companies controlled by directors of the Company in respect to unpaid management fees.

At December 31, 2002 and 2001, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with common directors. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

Note 8	Loanspayable – Note 12
				2002	2001
	i)	Loan payable to a shareholder. This loan is unsecured, non-interest bearing and repayable on demand.
				$13,837	$13,837

	ii)	Loan payable to companies controlled by directors of the Company. $50,000 is unsecured, non-interest bearing and repayable no later than July 15, 2003. The balance of $15,693 is unsecured, bears interest at 10% per annum and is repayable not later than July 16, 2003.		65,693	50,000

	iii)	Loan payable to a shareholder including accrued interest of 1,385 (2001: $815).The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.		7,420	6,850

	iv)
Loan payable to a shareholder pursuant to a Convertible Loan Agreement. Interest is calculated at 10% per annum. This loan matures not later than December 31, 2004. The lender may, at any time, convert the principal sum plusaccrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Any conversion by the Lender of the Loan and/or accrued interest into equity as contemplated under the Agreement shall occur at a discount, as specified below, to the ten (10) day average market closing price, calculated from the ten business days immediately preceding a loan draw date, (the “Average Price”), of the Borrowers common stock as quoted through the facilities of the OTC:BB. The Conversion Rate will be calculated as follows:

		i)	The Conversion Rate will be deemed to be $0.05 per unit for all Loan Draws where the Average Price is less than or equal to $0.10 per share

		ii)	Average Price less than or equal to $0.25 per share and more than $0.10 per share, discount is 40%;

		iii)	Average Price less than or equal to $0.50 per share and more than $0.25 per share, discount is 50%;

		iv)	Average price more than $0.50 per share discount will be 60%.	25,894	-

				112,844	70,687
			Less: current portion	(86,950)	(70,687)

				$25,894	$-

Note 9	Deferred Tax Assets The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Loss carryforwards	$1,051,685

Gross deferred tax assets	$1,051,685
Valuation allowance for deferred tax asset	(1,051,685)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 10	Income Taxes

At December 31, 2002, the Company has net operating loss carryforwards which expire commencing in 2010 totalling approximately $3,093,000. The Company has a capital loss carryforward which expires in 2006, totalling approximately $606,000. The potential tax benefits of these losses have not been recorded in the financial statements.

Note 11	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

		Average
	Number of	Price
	Common Shares	Per Share	$

1995	50,000	$0.03	1,500
1998	7,000,000	$0.001	7,000
1998	620,000	$0.01	6,200
2001	233,333	$0.50	116,667
2002	680,886	$0.12	138,006
2002	1,380,000	$0.07	93,000

	9,964,219		362,373

These amounts have been excluded from the statement of cash flows. Note 12 Subsequent Events – Note 6 Subsequent to December 31, 2002, the Company:

i)
received $65,000 pursuant to a private placement agreement of 650,000 units at $0.10 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant allows the holder thereof the right to purchase one additional common share for $0.10 per share for a period of two years.

ii)	received an additional $19,556 pursuant to a convertible loan agreement (Note 8).

Item 8    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

In connection with Audits of the two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or auditor on any matter of accounting principles or practices, financial statement disclosurre, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant or auditor would have caused him to make reference in connection with his report to the subject matter of the disagreements.

The principal auditor's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was there any qualification as to uncertainty, audit scope or accounting principles except for the "going concern" qualification

PART III

Item 10     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a) The directors and executive officers of the Company as at December 31, 2002 are as follows:

Name	Age	Position

Ralph Shearing	46	President, CEO

Abbas Salih	55	Chairman

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

Ralph Shearing was appointed as a Director and President in December, 1998 and Abbas Salih was appointed Chairman of the Board on October 7, 1998.

RALPH E. SHEARING, B.Sc., P.Geol., Age 45, President and CEO

Mr. Shearing has been President and Director of the Company since December, 1998. Mr. Shearing graduated from the University of British Columbia in 1981 with a Bachelor of Science Degree in Geology and immediately began practicing his profession in Canada on numerous large scale mining projects. In 1985 he and a colleague founded Quest Canada Drilling Ltd., a very successful diamond drilling company, and, in 1986, he founded Soho Resources Corp., a petroleum exploration company currently listed on the Canadian Venture Exchange (symbol "SOH"). Mr. Shearing also serves on the Board of Mantle Minerals Corp., a Canadian diamond exploration company.

With over fourteen years of senior level public company management experience, Mr. Shearing is well qualified and competent to preside over the Board of Ohio.

ABBAS SALIH, Age 55 Chairman of the Board/Secretary

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

(d)

Involvement in Certain Legal Proceedings

As of the date of this Annual Report no director, executive officer, promoter or control person or any nominee for these positions is or has been the subject of any legal proceeding in any court of jurisdiction concerning (i)any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy, or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding(excluding traffic violations and other minor offences) within th past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent (10%) of Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company by each reporting person. Based solely upon a review of Forms 3 and 4 (and amendments thereto) and Forms 5 (and amendments thereto) and the written representations of the reporting persons, it is the Company's belief and understanding that all such persons have fully complied with the applicable filing requirements under the Act during the fiscal year ended December 31, 2002.

Item 11     Executive Compensation

(a)	General

(1)

For the fiscal year ended December 31, 2002 neither of the directors or officers was compensated for acting in their capacities as a director or officer. The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company currently has no pension plan, health plan, income profit sharing or other similar plan. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

On July 1, 2002 the Company's Board of Directors abandoned the Stock Option Plan established on September 30, 2000 and adopted and approved an Stock Award Plan which allows for the granting of no greater than 1,000,000 incentive common share purchase options at a price of not less than 100% of the fair market value of the stock on the date of granting of the option. The Plan provides for both direct award and sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include Non-Statutory Options as well as ISO's intended to qualify under Section 422 of the Internal Revenue Code of 1986. Under the Plan, options are exercisable within ten years of the date of granting, or, 90 months after employment ceases, whichever date is earliest. The plan is effective for a period of fifteen years expiring on July 1, 2017.

The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel in the Company an opportunity for investment in the Company and other incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options will be granted only to key personnel of the Company, generally defined as a person designated by management upon whose judgment, initiative and efforts the Company may rely, including any director, officer, employee or consultant of the Company.

As of the date of this Annual Report, a total of 8 employees including directors and officers have been granted share purchase options to acquire a total of 380,000 common shares of the Company at a price of $0.20 per share. The President of the Company and the Chairman of the Board have been granted 95,000 share purchase options each under the Plan.

(b) (1)	Summary Compensation Table

SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS

					Longterm Compensation
		Annual Compensation			Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal				Compensation	Stock	Underlying
Position					Awards	Options/
		$	$	$	$	SARs (#)

Ralph Shearing	2002	0	0	0	0	0
Director/President	2001	0	0	31,500	0	0
	2000	0	0	21,000	0	0

Abbas Salih	2002	0	0	0	0	0
Director/Chairman/	2001	0	0	31,500	0	0
Secretary	2000	0	0	21,000	0	0

(b)

(2)(iv) Other than the share purchase options detailed under column (g) there were no other long-term compensation awards or pay-outs in the last fiscal year ending December 31, 2002.

(b)

(2)(v) There was no other compensation for the fiscal year ended December 31, 2002.

(c) Option/SAR Grants Table

	Option/SAR Grants in Last Fiscal Year

		Individual Grants
(a)	(b)	(c)	(d)	(e)

Name	Number of	% of Total Options/	Exercise	Expiration
	Securities Underlying	Granted to Employees	or base	Date
	Options/SAR's Granted	in Fiscal Year	Price($/Sh)

Ralph Shearing	95,000	9.50	$0.20	30/09/05
(Director)

Abbas Salih	95,000	9.50	$0.20	30/09/05
(Director)

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

(g)

Employment Contracts and Termination of Employment and Change In Control Arrangements
(1)Effective July 1, 2000 the Company entered into two Management Services Agreements, one with the Chairman of the Board of the Company, Abbas Salih, and one with CMB Investments Ltd., a company controlled by the President of the Company, Ralph Shearing.

Both of the above Management Services Agreements were voluntarily terminated by written Notice of the Contractors, effective September 30, 2001.

	(2)	None. Not Applicable

(h)	Report on Repricing of Options/SAR's
	(1)	Not Applicable.
	(2)	Not Applicable

Item 12    Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth information, as at December 31, 2002, as to the names and addresses and the number of shares of common stock of the Company owned of record or beneficially owned by each individual known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, the names and addresses of each officer and director and the number of shares controlled by the officers and directors as a group..

Title of Class	Name and Address of	Beneficial Ownership	Percent
	Beneficial Owner		of Class

Common	Ralph Shearing	0	0%
	President
	Suite 450, 650 West
	Georgia Street,
	Vancouver, B.C.

Common	Abbas Salih	7,353,310	48%
	Chairman/Secretary
	Suite 450, 650 West
	Georgia Street
	Vancouver, B.C.

Officers and Directors as a group		7,353,310	48%

* The 7,353,310 shares controlled by the officers and directors as a group is beneficially owned by Canarab Acquisitions, a private company the majority of whose shares are controlled by Abbas Salih. Mr. Ralph Shearing is President of Canarab Acquisitions and a minority shareholder.

** The 5,000,000 common shares to be issued in escrow to Star Leisure & Entertainment Inc. under the agreement of July 12, 2002 will be beneficially owned by Abbas Salih, the sole director and shareholder of Star Leisure.

(c)  Changes in Control
None

Item 13     Certain Relationships and Related Transactions

The officers and directors of the Company are engaged in other businesses, either individually or through partnerships or corporations in which they may have an interest, hold an office or serve on the Boards of Directors. Certain conflicts of interest may arise between the Company and the respective officers and directors. Such conflicts can be resolved through the exercise by such officers and directors of judgment consistent with their fiduciary duties to the Company. It is the intent of the officers and directors to resolve any such conflicts in the best interest of the Company and to allocate sufficient of their time to the affairs of the Company in order to fully and competently carry out their duties and responsibilities.

As at December 31, 2002, accounts payable includes $90,441 due to directors of the Company and companies controlled by directors of the Company. Loans payable includes $50,000 due to a company controlled by the two directors of the Company, $15,695 due to a company controlled by one director of the Company $6,035 plus accrued interest of $1,384 due to a shareholder (this loan is unsecured, bears interest at 8% per annum and is repayable upon demand) and $13, 837 due to a second shareholder (this loan is unsecured, non-interest bearing and repayable upon demand).

As at December 31, 2002, Due to Related Parties comprises expenses for operating costs paid on behalf of the Company by companies with common directors. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

Item 14      Controls and Procedures

The Company's executive officers have concluded that the Company's disclosure controls and procedures are effective based upon their evaluation of such controls and procedures as of a date within 90 days prior to the filing of this Annual Report. Tt There were no significant changes in the Company's internal control or in the other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

Item 15      Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(1)	Reports on Form 8-K (Incorporated herein by reference): Filed February 6, 2002 - Resignation of Director Filed July 22, 2002 - Stock Option Plan

(2)	Exhibits:

Regulation	Exhibit	Form 10-K Consecutive
S-K Number		Page Number

3.1	Articles of Incorporation	*
3.2	Bylaws	*
3.3	Certificate of Amendment	*

10.2	Share Purchase Agreement	(1)
10.3	Agreement and Plan of Reorganization
Canarab Technology Limited and The Ohio
	And Southwestern Energy Company	(2)
10.4	Stock Award Plan	30

99.2	Court Order dated August 23, 1991	**
99.3	Court Order dated June21, 1995	**

* Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001

**	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 1994

(1)	Incorporated by reference to Form 8-K filed July 10, 1998

(2)	Incorporated by reference to Form 8-K filed August 10,2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2003_	STRATEGIC INTERNET INVESTMENTS,
INCORPORATED (Registrant)

Ralph Shearing

Ralph Shearing, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 22, 2003_	STRATEGIC INTERNET INVESTMENTS,
INCORPORATED (Registrant)

Ralph Shearing	Abbas Salih

Ralph Shearing, Director/President	Abbas Salih, Director/Chairman/Secretary

EXHIBIT 10.4

STOCK AWARD PLAN

2002 STOCK AWARD PLAN

OF

STRATEGIC INTERNET INVESTMENTS, INC.

SECTION 1. ESTABLISHMENT AND PURPOSE

The Plan was established on July 1, 2002, effective July 1, 2002, to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing Shares of the Company's common stock. The Plan provides both for the direct award or sale of Shares and for the grant of Options to purchase Shares. Options granted under the Plan may include Nonstatutory Options as well as IS0s intended to qualify under section 422 of the Code.

The Plan is intended to comply in all respects with Rule 16b-3 (or its successor) under the Exchange Act and shall be construed accordingly.

SECTION 2. DEFINITIONS.

(A) "BOARD OF DIRECTORS" shall mean the Board of Directors of the Company, as constituted from time to time.

(B) "CODE" shall mean the Internal Revenue Code of 1986, as amended.

(C) "COMMITTEE" shall mean a committee of the Board of Directors, as described in Section 3(a).

(D) "COMPANY" shall mean Strategic Internet Investments, Inc., a Colorado corporation, including its wholly owned subsidiary as they may come into existence.

(E) "EMPLOYEE" shall mean (i) any individual who is a common-law employee of the Company or of a Subsidiary, (ii) an Outside Director, (iii) an independent contractor who performs services for the Company or a Subsidiary and who is not a member of the Board of Directors including consultants and advisors that provide professional, technical, financial, accounting, capital markets related and other services. Service as an Outside Director or independent contractor shall be considered employment for all purposes of the Plan, except as provided in Subsections (a) and (b) of Section 4,

(F) "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended.

(G) "EXERCISE PRICE" shall mean the amount for which one Share may be purchased upon exercise of an Option, as specified by the Committee in the applicable Stock Option Agreement.

(H) "FAIR MARKET VALUE" shall mean the market price of Stock, determined by the Committee as follows:

1 (i) If Stock was traded on a stock exchange on the date in question, then the Fair Market Value shall be equal to the closing price reported for such date by the applicable composite-transactions report;

(ii) If stock was traded over-the-counter on the date in question and was traded on the Nasdaq system or the Nasdaq National Market, then the Fair Market Value shall be equal to the last-transaction price quoted for such date by the Nasdaq system or the Nasdaq National Market;

(iii) If Stock was traded over-the-counter on the date in question but was not traded on the Nasdaq system or the Nasdaq National Market, then the Fair Market Value shall be equal to the mean between the last reported representative bid and asked prices quoted for such date by the principal automated inter-dealer quotation system on which Stock is quoted or, if the Stock is not quoted on any such system, by the "Pink Sheets" published by the National Quotation Bureau, Inc.; and,

(iv)  If none of the foregoing provisions is applicable, then the Fair Market Value shall be determined by the Committee in good faith on such basis as it deems appropriate.

In all cases, the determination of Fair Market Value by the Committee shall be conclusive and binding on all persons.

(I) "ISO" shall mean an employee incentive stock option described in section 422(b) of the Code.

(J) "NONSTATUTORY OPTION" shall mean an employee stock option not described in sections 422(b) or 423(b) of the Code.

(K) "OFFEREE" shall mean an individual to whom the Committee has offered the right to acquire Shares under the Plan (other than upon exercise of an Option).

(L) "OPTION" shall mean an ISO or Nonstatutory Option granted under the Plan and entitling the holder to purchase Shares.

(M) "OPTIONEE" shall mean an individual who holds an Option.

(N) "OUTSIDE DIRECTOR" shall mean a member of the Board of Directors who is not a common-law employee of the Company or of a Subsidiary.

(O) COMMITTEE PROCEDURES. The Committee shall designate one of its members as chairman. The Committee may hold meetings at such times and places as it shall determine. The acts of a majority of the Committee members present at meetings at which a quorum exists, or acts reduced to or approved in writing by all Committee members, shall be valid acts of the Committee.

(P) COMMITTEE RESPONSIBILITIES. Subject to the provisions of the Plan, the Committee shall have the authority and discretion to take the following actions:

(i) To interpret the Plan and to apply its provisions;

(ii) To adopt, amend or rescind rules, procedures and forms relating to the Plan;

(iii) To authorize any person to execute, on behalf of the Company, any instrument required to carry out the purposes of the Plan;

(iv) To determine when Shares are to be awarded or offered for sale and when Options are to be granted under the Plan,

(v) To select the Offerees and Optionees;

(vi) To determine the number of Shares to be offered to each Offeree or to be made subject to each Option;

(vii) To prescribe the terms and conditions of each award or sale of Shares, including (without limitation) the Purchase Price, and to specify the provisions of the Stock Purchase Agreement relating to such award or sale;

(viii) To prescribe the terms and conditions of each Option, including (without limitation) the Exercise Price, to determine whether such Option is to be classified as an ISO or as a Nonstatutory Option, and to specify the provisions of the Stock Option Agreement relating to such Option;

(ix) To amend any outstanding Stock Purchase Agreement or Stock Option Agreement, subject to applicable legal restrictions and, to the extent such amendments adverse to the Offeree's or Optionee's interest, to the consent of the Offeree or Optionee who entered into such agreement;

(x) To prescribe the consideration for the grant of each Option or other right under the Plan and to determine the sufficiency of such consideration; and

(xi) To take any other actions deemed necessary or advisable for the administration of the Plan.

All decisions, interpretations and other actions of the Committee shall be final and binding on all Offerees, all Optionees, and all persons deriving their rights from an Offeree or Optionee. No member of the Committee shall be liable for any action that he or she has taken or has failed to take in good faith with respect to the Plan, any Option, or any right to acquire Shares under the Plan.

SECTION 4. ELIGIBILITY.

(A) GENERAL RULES. Only Employees (including, without limitation, independent contractors who are not members of the Board of Directors) shall be eligible for designation as Optionees or Offerees by the Committee. In addition, only Employees who are common-law employees of the Company or a Subsidiary shall be eligible for the grant of IS0s. Employees who are Outside Directors shall only be eligible for the grant of the Nonstatutory Options described in Subsection (b) below.

(B) OUTSIDE DIRECTORS. Any other provision of the Plan notwithstanding, the participation of Outside Directors in the Plan shall be subject to the following restrictions:

(i) Outside Directors shall receive no grants other than the Non-statutory options described in this Subsection (b).

(ii) All Non-statutory Options granted to an Outside Director under this Subsection (b) shall also become exercisable in fill in the event of the termination of such Outside Director's service because of death, Total and Permanent Disability or voluntary retirement at or after age 65.

(iii) The Exercise Price under all Nonstatutory Options granted to an Outside Director under this Subsection (b) shall be equal to 100 percent of the Fair Market Value of a Share on the date of grant, payable in one of the forms described in Subsection (a), (b), (c) or (d) of Section 8.

(iv) Non-statutory Options granted to an Outside Director under this Subsection (b) shall terminate on the earliest of (A) the 10th anniversary of the date of grant, (B) the date three months after the termination of such Outside Director's service for any reason other than death or Total and Permanent Disability or (C) the date 12 months after the termination of such Outside Director's service because of death or Total and Permanent Disability.

The Committee may provide that the Nonstatutory Options that otherwise would be granted to an Outside Director under this Subsection (b) shall instead be granted to an affiliate of such Outside Director. Such affiliate shall then be deemed to be an Outside Director for purposes of the Plan, provided that the service-related vesting and termination provisions pertaining to the Nonstatutory Options shall be applied with regard to the service of the Outside Director.

(C) ATTRIBUTION RULES. For purposes of Subsection (c) above, in determining stock ownership, an Employee shall be deemed to own the stock owned, directly or indirectly, by or for such Employee's brothers, sisters, spouse, ancestors and lineal descendants. Stock owned, directly or indirectly, by or for a corporation, partnership, estate or trust shall be deemed to be owned proportionately by or for its stockholders, partners or beneficiaries. Stock with respect to which such Employee holds an option shall not be counted.

(D) OUTSTANDING STOCK. For purposes of Subsection (c) above, "outstanding stock" shall include all stock actually issued and outstanding immediately after the grant. "Outstanding stock" shall not include shares authorized for issuance under outstanding options held by the Employee or by any other person.

SECTION 5. STOCK SUBJECT TO PLAN.

(A) BASIC LIMITATION. Shares offered under the Plan shall be authorized but unissued Shares or treasury Shares. The aggregate number of Shares which may be issued under the Plan (upon exercise of Options or other rights to acquire Shares) shall not exceed 15% of Shares outstanding, subject to adjustment pursuant to Section 9. The number of Shares which are subject to Options or other rights outstanding at any time under the Plan shall not exceed the number of Shares which then remain available for issuance under the Plan. The Company, during the term of the Plan, shall at all times reserve and keep available sufficient Shares to satisfy the requirements of the Plan.

(B) ADDITIONAL SHARES. In the event that any outstanding Option or other right for any reason expires or is cancelled or otherwise terminated, the Shares allocable to the unexercised portion of such Option or other right shall again be available for the purposes of the Plan. In the event that Shares issued under the Plan are reacquired by the Company pursuant to a forfeiture provision, a right of repurchase or a right of first refusal. such Shares shall again be available for the purposes of the Plan.

SECTION 6. TERMS AND CONDITIONS OF AWARDS OR SALES.

(A) AGREEMENT. Each award or sale of Shares under the Plan (other than upon exercise of an Option) shall be evidenced by an Agreement between the Offeree and the Company. Such award or sale shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Committee deems appropriate for inclusion in an Agreement. The provisions of the various Agreements entered into under the Plan need not be identical.

(B) DURATION OF OFFERS AND NONTRANSFERABILITY OF RIGHTS. Any right to acquire Shares under the Plan (other than an Option) shall automatically expire if not exercised by the Offeree within 30 days after the grant of such right was communicated to the Offeree by the Committee. Such right shall not be transferable and shall be exercisable only by the Offeree to whom such right was granted.

(C) PURCHASE PRICE. The Purchase Price of Shares to be offered under the Plan shall not be less than 90 percent of the Fair Market Value of such Shares. Subject to the preceding sentence, the Purchase Price shall be determined by the Committee at its sole discretion. The Purchase Price shall be payable in a form described in Section 8.

(D) WITHHOLDING TAXES. As a condition to the award, sale or vesting of Shares, the Offeree shall make such arrangements as the Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that arise in connection with such Shares. The Committee may permit the Offeree to satisfy all or part of his or her tax obligations related to such Shares by having the Company withhold a portion of any Shares that otherwise would be issued to him or her or by surrendering any Shares that previously were acquired by him or her. The Shares withheld or surrendered shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash. The payment of taxes by assigning Shares to the Company, if permitted by the Committee, shall be subject to such restrictions as the Committee may impose, including any restrictions required by rules of the Securities and Exchange Commission.

(E) RESTRICTIONS ON TRANSFER OF SHARES. Any Shares awarded or sold under the Plan shall be subject to such special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Committee may determine. Such restrictions shall be set forth in the applicable Stock Purchase Agreement and shall apply in addition to any general restrictions that may apply to all holders of Shares.

SECTION 7. TERMS AND CONDITIONS OF OPTIONS.

(A) STOCK OPTION AGREEMENT. Each grant of an Option under the Plan shall be evidenced by a Stock Option Agreement between the Optionee and the Company. Such Option shall be subject to all applicable terms and conditions of the Plan and may be subject to any other terms and conditions which are not inconsistent with the Plan and which the Committee deems appropriate for inclusion in a Stock Option Agreement. The provisions of the various Stock Option Agreements entered into under the Plan need not be identical.

(B) NUMBER OF SHARES. Each Stock Option Agreement shall specify the number of Shares that are subject to the Option and shall provide for the adjustment of such number in accordance with Section 9. The Stock Option Agreement shall also specify whether the Option is an ISO or a Non-statutory Option.

(C) EXERCISE PRICE. Each Stock Option Agreement shall specify the Exercise Price. The Exercise Price of an ISO shall not be less than 100 percent of the Fair Market Value of a Share on the date of grant, except as otherwise provided in Section 4(c). The Exercise Price of a Nonstatutory Option shall not be less than 85 percent of the Fair Market Value of a Share on the date of grant. Subject to the preceding two sentences, the Exercise Price under any Option shall be determined by the Committee at its sole discretion. The Exercise Price shall be payable in a form described in Section 8.

(D) WITHHOLDING TAXES. As a condition to the exercise of an Option, the Optionee shall make such arrangements as the Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that arise in connection with such exercise. The Optionee shall also make such arrangements as the Committee may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with the disposition of Shares acquired by exercising an Option. The Committee may permit the Optionee to satisfy all or part of his or her tax obligations related to the Option by having the Company withhold a portion of any Shares that otherwise would be issued to him or her or by surrendering any Shares that previously were acquired by him or her. Such Shares shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash. The payment of taxes by assigning Shares to the Company, if permitted by the Committee, shall be subject to such restrictions as the Committee may impose, including any restrictions required by rules of the Securities and Exchange Commission.

(E) EXERCISABILITY AND TERM. Each Stock Option Agreement shall specify the date when all or any installment of the Option is to become exercisable. The vesting of any Option shall be determined by the Committee at its sole discretion. A Stock Option Agreement may provide for accelerated exercisability in the event of the Optionee's death, Total and Permanent Disability or retirement or other events. The Stock Option Agreement shall also specify the term of the Option. The term shall not exceed 10 years from the date of grant, except as otherwise provided in Section 4(c). Subject to the preceding sentence, the Committee at its sole discretion shall determine when an Option is to expire.

(F) NONTRANSFERABILITY. During an Optionee's lifetime, such Optionee's Option(s) shall be exercisable only by him or her and shall not be transferable, unless permitted by the Stock Option Agreement. In the event of an Optionee's death, such Optionee's Option(s) shall not be transferable other than by will, by a beneficiary designation executed by the Optionee and delivered to the Company, or by the laws of descent and distribution.

(G) TERMINATION OF SERVICE (EXCEPT BY DEATH). If an Optionee's Service terminates for any reason other than the Optionee's death, then such Optionee's Option(s) shall expire on the earliest of the following occasions:

(i) The expiration date determined pursuant to Subsection (e) above;

(ii) The date 90 days after the termination of the Optionee's Service for any reason other than Total and Permanent Disability; or,

(iii) The date six months after the termination of the Optionee's Service by reason of Total and Permanent Disability.

The Optionee may exercise all or part of his or her Option(s) at any time before the expiration of such Option(s) under the preceding sentence, but only to the extent that such Option(s) had become exercisable before the Optionee's Service terminated or became exercisable as a result of the termination. The balance of such Option(s) shall lapse when the Optionee's Service terminates. In the event that the Optionee dies after the termination of the Optionee's Service but before the expiration of the Optionee's Option(s), all or part of such Option(s) may be exercised (prior to expiration) by his or her designated beneficiary (if applicable), by the executors or administrators of the Optionee's estate or by any person who has acquired such Option(s) directly from the Optionee by bequest or inheritance, but only to the extent that such Option(s) had become exercisable before the Optionee's Service terminated or became exercisable as a result of the termination.

(H) LEAVES OF ABSENCE. For purposes of Subsection (g) above, Service shall be deemed to continue while the Optionee is on sick leave or other bona fide leave of absence (as determined by the Committee). The foregoing notwithstanding, in the case of an ISO granted under the Plan. Service shall not be deemed to continue beyond the first 90 days of such leave, unless the Optionee's reemployment rights are guaranteed by statute or by contract.

(I) DEATH OF OPTIONEE. If an Optionee dies while he or she is in Service, then such Optionee's Option(s) shall expire on the earlier of the following dates:

(i) The expiration date determined pursuant to Subsection (e) above; or

(ii) The date six months after the Optionee's death.

All or part of the Optionee's Option(s) may be exercised at any time before the expiration of such Option(s) under the preceding sentence by his or her designated beneficiary (if applicable), by the executors or administrators of the Optionee's estate or by any person who has acquired such Option(s) directly from the Optionee by bequest or inheritance, but only to the extent that such Option(s) had become exercisable before the Optionee's death or became exercisable as a result of the Optionee's death. The balance of such Option(s) shall lapse when the Optionee dies.

(J) NO RIGHTS AS A STOCKHOLDER. An Optionee, or a transferee of an Optionee, shall have no rights as a stockholder with respect to any Shares covered by his or her Option until the date of the issuance of a stock certificate for such Shares. No adjustments shall be made, except as provided in Section 9.

(K) MODIFICATION. EXTENSION AND RENEWAL OF OPTIONS. Within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options or may accept the cancellation of outstanding Options (to the extent not previously exercised) in return for the grant of new Options at the same or a different price. The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, impair such Optionee's rights or increase his or her obligations under such Option.

(L) RESTRICTIONS ON TRANSFER OF SHARES. Any Shares issued upon exercise of an Option shall be subject to such special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Committee may determine. Such restrictions shall be set forth in the applicable Stock Option Agreement and shall apply in addition to any general restrictions that may apply to all holders of Shares.

SECTION 8. PAYMENT FOR SHARES.

(A) GENERAL RULE. The entire Purchase Price or Exercise Price of Shares issued under the Plan shall be payable in lawful money of the United States of America at the time when such Shares are purchased, except as follows:

(i) In the case of Shares sold under the terms of a Stock Purchase Agreement subject to the Plan, payment shall be made only pursuant to the express provisions of such Stock Purchase Agreement. However, the Committee (at its sole discretion) may specify in the Stock Purchase Agreement that payment may be made in one or all of the forms described in Subsections (e), (f) and (g) below.

(ii) In the case of an ISO granted under the Plan, payment shall be made only pursuant to the express provisions of the applicable Stock Option Agreement. However, the Committee (at its sole discretion) may specify in the Stock Option Agreement that payment may be made pursuant to Subsections (b), (c), (d), (1) or (g) below.

(iii) In the case of a Nonstatutory Option granted under the Plan, the Committee (at its sole discretion) may accept payment pursuant to Subsections (b), (c), (d), (f) or (g) below.

(B) SURRENDER OF STOCK. To the extent that this Subsection (b) is applicable, payment may be made all or in part with Shares which have already been owned by the Optionee or his or her representative for more than 12 months and which are surrendered to the Company in good form for transfer, Such Shares shall be valued at their Fair Market Value on the date when the new Shares are purchased under the Plan.

(C) EXERCISE/SALE. TO THE EXTENT THAT THIS SUBSECTION (C) is applicable, payment may be made by the delivery (on a form prescribed by the Company) of an irrevocable direction to a securities broker approved by the Company to sell Shares and to deliver all or part of the sales proceeds to the Company in payment of all or part of the Exercise Price and any withholding taxes.

(D) EXERCISE/PLEDGE. To the extent that this Subsection (d) is applicable, payment may be made by the delivery (on a form prescribed by the Company) of an irrevocable direction to pledge Shares to a securities broker or lender approved by the Company, as security for a loan, and to deliver all or part of the loan proceeds to the Company in payment of all or part of the Exercise Price and any withholding taxes.

(E) SERVICES RENDERED. To the extent that this Subsection (e) is applicable, Shares may be awarded under the Plan in consideration of services rendered to the Company or a Subsidiary prior to the award. If Shares are awarded without the payment of a Purchase Price in cash, the Committee shall make a determination (at the time of the award) of the value of the services rendered by the Offeree and the sufficiency of the consideration to meet the requirements of Section 6(c).

(F) PROMISSORY NOTE. To the extent that this Subsection (f) is applicable, a portion of the Purchase Price or Exercise Price, as the case may be, of Shares issued under the Plan maybe payable by a full-recourse promissory note, provided that (i) the par value of such Shares must be paid in lawful money of the United States of America at the time when such Shares are purchased, (ii) the Shares are security for payment of the principal amount of the promissory note and interest thereon and (iii) the interest rate payable under the terms of the promissory note shall be no less than the minimum rate (if any) required to avoid the imputation of additional interest under the Code. Subject to the foregoing, the Committee (at its sole discretion) shall specify the term, interest rate, amortization requirements (if any) and other provisions of such note.

(G) OTHER FORMS OF PAYMENT. To the extent that this Subsection (g) is applicable, payment may be made in any other form approved by the Committee, consistent with applicable laws, regulations and rules.

SECTION 9. ADJUSTMENT OF SHARES.

(A) GENERAL. In the event of a subdivision of the outstanding Stock, a declaration of a dividend payable in Shares, a declaration of a dividend payable in a form other than Shares in an amount that has a material effect on the value of Shares, a combination or consolidation of the outstanding Stock (by reclassification or otherwise) into a lesser number of Shares, a recapitalization, a spinoff or a similar occurrence, the Committee shall make appropriate adjustments in one or more of (i) the number of Shares available for future grants under Section 5, (ii) the number of Nonstatutory Options to be granted to Outside Directors under Section 4(b), (iii) the number of Shares covered by each outstanding Option or (iv) the Exercise Price under each outstanding Option.

(B) REORGANIZATIONS. In the event that the Company is a party to a merger or other reorganization, outstanding Options shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding Options by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for payment of a cash settlement equal to the difference between the amount to be paid for one Share under such agreement and the Exercise Price, or for the acceleration of their exercisability followed by the cancellation of Options not exercised, in all cases without the Optionees' consent. Any cancellation shall not occur until after such acceleration is effective and Optionees have been notified of such acceleration. In the case of Options that have been outstanding for less than 12 months, a cancellation need not be preceded by acceleration.

(C) RESERVATION OF RIGHTS. Except as provided in this Section 9, an Optionee or Offeree shall have no rights by reason of any subdivision or consolidation of shares of stock of any class, the payment of any dividend or any other increase or decrease in the number of shares of stock of any class. Any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to; the number or Exercise Price of Shares subject to an Option. The grant of an Optionpursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, to merge or consolidate or to dissolve, liquidate, sell or transfer all or any part of its business or assets.

SECTION 10. SECURITIES LAWS.

Shares shall not be issued under the Plan unless the issuance and delivery of such Shares complies with (or is exempt from) all applicable requirements of law, including (without limitation) the Securities Act of 1933, as amended, the rules and regulations promulgated thereunder, state securities laws and regulations, and the regulations of any stock exchange on which the Company's securities may then be listed.

SECTION 11. NO RETENTION RIGHTS.

Neither the Plan nor any Option shall be deemed to give any individual a right to remain an employee, consultant or director of the Company or a Subsidiary. The Company and its Subsidiaries reserve the right to terminate the service of any employee, consultant or director at any time, with or without cause, subject to applicable laws, the Company's certificate of incorporation and by-laws and a written employment agreement (if any).

SECTION 12. DURATION AND AMENDMENTS.

(A) TERM OF THE PLAN. The Plan, as set forth herein, shall become effective as of July 1, 2002. The Plan shall terminate automatically 15 years after its initial adoption by the Board of Directors on July 1, 2017, and may be terminated on any earlier date pursuant to Subsection (b) below.

(B) RIGHT TO AMEND OR TERMINATE THE PLAN. The Board of Directors may, subject to applicable law, amend, suspend or terminate the Plan at any time and for any reason. An amendment to the Plan shall require stockholder approval only to the extent required by applicable law.

(C) EFFECT OF AMENDMENT OR TERMINATION. No Shares shall be issued or sold under the Plan after the termination thereof, except upon exercise of an Option granted prior to such termination. The termination of the Plan, or any amendment thereto shall not affect any Share previously issued or any Option previously granted under the Plan.

SECTION 13. EXECUTION.

To record the adoption of the Plan by the Board of Directors on July 1, 2002, the Company has caused its authorized officer to execute the same.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

By: /s/ Ralph Shearing
Ralph Shearing
President