Form 10KSB/A
period 2002-12-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2003-06-03
CIK 53320

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

Item 15      Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(1)	Reports on Form 8-K (Incorporated herein by reference): Filed February 6, 2002 - Resignation of Director Filed July 22, 2002 - Stock Option Plan

(2)	Exhibits:

Regulation	Exhibit	Form 10-K Consecutive
S-K Number		Page Number

3.1	Articles of Incorporation	*
3.2	Bylaws	*
3.3	Certificate of Amendment	*

10.2	Share Purchase Agreement	(1)
10.3	Agreement and Plan of Reorganization
	Canarab Technology Limited and The Ohio
	And Southwestern Energy Company	(2)
10.4	Stock Award Plan	30

99.2	Court Order dated August 23, 1991	**
99.3	Court Order dated June21, 1995	**

99.14a	Certification of CEO	38
99.14b	Certification of CFO	39

* Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001

**	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 1994

(1)	Incorporated by reference to Form 8-K filed July 10, 1998

(2)	Incorporated by reference to Form 8-K filed August 10,2000

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

By: /s/ Ralph Shearing
Ralph Shearing
President

EXHIBIT 99.14a

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Strategic Internet Investments, Incorporated (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Ralph Shearing, President and CEO of the company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signed: “Ralph Shearing”
--------------------------------
Ralph Shearing, President/CEO
Dated: May 23, 2003

EXHIBIT 99.14b

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Strategic Internet Investments, Incorporated (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Abbas Salih, Chief Financial Officer of the company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signed: “Abbas Salih”
--------------------------------
Abbas Salih, CFO

Dated: May 22, 2003

CERTIFICATION PURSUANT TO SECTION
302 OF THE SARBANES OXLEY ACT

I, Ralph Shearing, certify that:

1. I have reviewed this annual report on Form 10-KSB of Strategic Internet Investments Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

Signed: “Ralph Shearing”
-----------------------
Ralph Shearing