Form 10QSB
period 2003-03-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2003-06-11
CIK 53320

UNITIED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2003	Commission File Number: 33-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-1116458
(State of Incorporation)	(I.R.S. Employer
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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the end of the Period.

15,855,596 as at March 31, 2003

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	i)	Consolidated Balance Sheets as at March 31, 2003;
	ii)	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 and February 28, 1989(Date of Inception) to March 31, 2003;
	iii)	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 and February 28, 1989(Date of Inception) to March 31, 2003;
	iv)	Consolidated Statements of Stockholders' Equity(Deficiency) for the period from February 28, 1989(Date of Inception) to March 31, 2003;
	v)	Notes to the Consolidated Financial Statements as at March 31, 2003.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Stated in US Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(Stated in US Dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2003	2002

Current
Cash	46	-
Prepaid expense	$27,148	$28,000

	27,194	28,000
Capital assets	1,254	1,356
Deferred investment costs – Note 5	99,210	65,000
	$127,658	$94,356

LIABILITIES

Current
Bank indebtedness	$-	$19
Accounts payable	192,679	203,247
Due to related parties	49,289	49,314
Loans payable	71,404	86,950
	313,372	339,530
Loans payable	50,026	25,894
	363,398	365,424
STOCKHOLDERS’ DEFICIENCY

Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 1,268,750 outstanding	-	-
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
15,855,596 outstanding (2001: 15,205,596 outstanding)	15,854	15,204
Additional paid-in capital	2,615,278	2,550,928
Contributed capital	240,527	240,527
Deficit accumulated during the development stage	(3,107,399)	(3,077,727)

	(235,740)	(271,068)

	$127,658	$94,356

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2003 and 2002
and February 28, 1989 (Date of Inception) to March 31, 2003
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Three months		of Inception) to
	ended March 31,		March 31,
	2003	2002	2003

General and Administrative Expenses
Accounting and audit fees	$-	$1,375	$44,157
Amortization	102	146	1,774
Consulting fees	21,000	9,000	1,714,504
Filing fees (recovery)	(162)	176	11,338
Interest	1,355	-	7,016
Legal fees	3,544	-	100,018
Investor relations	-	-	50,502
Management fees	-	-	112,000
Office and general expenses	216	2,395	101,715
Rent	-	1,546	25,995
Telephone expense	2,636	-	27,831
Transfer agent fees	981	505	21,727
Travel and promotion	-	-	13,748
Non-cash compensation charge	-	-	215,085

Loss before the following:	(29,672)	(15,143)	(2,447,410)
Unauthorized distribution	-	-	(69,116)
Gain on settlement of debt	-	-	15,464
Write-down of advances to related party	-	-	(606,337)

Net loss for the period	$(29,672)	$(15,143)	$(3,107,399)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding	15,237,651	12,540,567

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2003 and 2002
and February 28, 1989 (Date of Inception) to March 31, 2003
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989
			(Date of Incep-
	Three months		tion) to
	ended March 31,		March 31,
	2003	2002	2003

Cash flows used in operating activities:
Net loss	$(29,672)	(15,143)	(3,107,399)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization	102	146	1,774
Consulting fees	-	-	6,200
Gain on settlement of debt	-	-	(15,464)
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	-	-	215,085
Issue of stock pursuant to a consulting agreement	-	-	1,454,987
Changes in non-cash items:	-
Advance to related party	-	-	(606,337)
Accounts payable	(10,568)	10,707	448,692
Prepaid expense	(852)	-	852
Due to related parties	(25)	4,245	64,913

Net cash used in operating activities	(39,311)	(45)	(923,360)

Cash flow used in investing activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(2,278)
Deferred investment cost	(34,210)	-	(34,210)

Net cash used in investing activies	(34,210)	-	(37,238)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2003 and 2002
and February 28, 1989 (Date of Inception) to March 31, 2003
(Stated in US Dollars)
(Unaudited)

Continued

			Cumulative
			from February
			28, 1989
			(Date of Incep-
	Three months		tion) to
	ended March 31,		March 31,
	2003	2002	2003

Cash flows from financing activities:
Bank indebtedness	(19)		-
Loans payable	8,586	-	121,430
Proceeds from issuance of common stock	65,000	-	841,042
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided by financing activities	73,567	-	960,644

Net increase (decrease) in cash	46	(45)	46

Cash, beginning of period	-	56	-

Cash, end of period	$46	$11	$46

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to March 31 2003
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $ 0.30	33,347	33	9,967	-	-	10,000

Balance, December 31, 1989	33,347	33	9,967	-	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $ 27,270	33,348	33	72,697	-	-	72,730
Net loss	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	66	82,664	-	(84,159)	(1,429)
Net loss	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	66	82,664	-	(85,575)	(4,845)
Net loss	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	66	82,664	-	(90,288)	(7,558)
Net loss	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	66	82,664	-	(91,902)	(9,172)
Net loss	-	-	-	-	(1,863)	(1,863)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to March 31 2003
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1994	66,695	66	82,664	-	(93,765)	(11,035)
Issuances of stock for services
rendered – at $0.03	50,000	50	1,450	-	-	1,500
Contributed capital	-	-	-	24,842	-	24,842
Net loss	-	-	-		(16,735)	(16,735)

Balance, December 31, 1995	116,695	116	84,114	24,842	(110,500)	(1,428)
Net loss	-	-	-	-	(9,068)	(9,068)

Balance, December 31, 1996	116,895	116	84,114	24,842	(119,568)	(10,496)
Issuance of stock for cash – at $0.011	2,000,000	2,000	19,300	-	-	21,300
Contributed capital	-	-	-	600	-	600
Net loss	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	2,116	103,414	25,442	(141,829)	(10,857)
Issuance of stock for services
rendered – at $0.001	7,000,000	7,000	-	-	-	7,000
– at $0.01	620,000	620	5,580	-	-	6,200
Net loss	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	9,736,695	9,736	108,994	25,442	(194,137)	(49,965)
Net loss	-	-	-	-	(35,995)	(35,995)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to March 31 2003
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional		During the
		Common Stock		Paid-in	Contributed	Development
		Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	9,736	108,994	25,442	(230,132)	(85,960)
Issuance of stock for cash pursuant to
a private placement	– at $0.30	1,133,334	1,133	338,867	-	-	340,000
Issue of stock for finders fee		50,000	50	(50)	-	-	-
Net loss		-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	-	78,707	-	78,707

Balance, December 31, 2000		10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services
Rendered	– at $0.50	328,356	328	163,851	-	-	164,179
	– at $1.55	13,383	13	20,731	-	-	20,744
	– at $3.50	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to
a private placement	– at $0.30	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to
the exercise of warrants	– at $2.00	28,800	29	57,571	-	-	57,600
Less: issue costs		-	-	(17,858)	-	-	(17,858)
Net loss		-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	-	136,378	-	136,378

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to March 31 2003
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional		During the
		Common Stock		Paid-in	Contributed	Development
		Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2001		12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid
consulting	– at $0.35	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred
investment costs	– at $0.05	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services	– at $0.05	100,000	100	4,900	-	-	5,000
	–at $ 0.055	60,000	60	3,240	-	-	3,300
	–at $0.10	105,000	105	10,395	-	-	10,500
	–at $ 0.148	27,000	27	3,973	-	-	4,000
	–at $0.20	175,000	175	34,825	-	-	35,000
	–at $ 0.209	17,143	17	3,583	-	-	3,600
	–at $0.35	120,000	120	41,880	-	-	42,000
Issuance for stock for debt	– at $0.20	458,135	458	91,169	-	-	91,627
	–at $ 0.209	222,751	223	46,156	-	-	46,379
Net loss		-	-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Net loss for the period		-	-	-	-	(29,672)	(29,672)
Issuance of stock for cash	– at $0.10	65,000	650	64,350	-	-	65,000

Balance, March 31, 2003		15,855,596	$15,854	$2,615,278	$240,527	$(3,107,399)	$(235,740)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (Stated in US Dollars)
(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements for the Company for the fiscal year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

The results of operations for the period ended March 31, 2003 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2003, the Company has a working capital deficiency of $286,178, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $3,107,399 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the Company in March 2001.

Note 4

Prepaid Expenses

Included in prepaid expenses is $7,254 of prepaid consulting fees. These consulting fees were paid by way of the issuance of a total of 80,000 common shares at $0.35 per share and represent the unvested portion thereof. Prepaid expenses also include prepaid travel costs totalling $19,894.

Note 5

Capital Stock

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share until July 30, 2003, or thereafter at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

Commitments

Stock Options

At March 31, 2003, there were a total of 265,000 share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

Share Purchase Warrants

At March 31, 2003, there were 1,000,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number	Exercise Price	Expiry Date

350,000	$0.70	September 11, 2003
650,000	$0.10	March 13, 2005

1,000,000

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

Note 5

Capital Stock – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

To acquire 80% of Gulf Star, the Company must issue five million common shares at a deemed price of $0.125 per share. The shares are to be issued over a three-year period as follows:

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

In addition, the Company shall make two cash payments to Star Leisure totalling US$100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. The first $50,000 will be paid on or before October 11, 2003. The second $50,000 will be paid on or before January 11, 2004. During the period ended March 31, 2003, the Company paid US$34,210 as partial payment toward the October 11, 2003 payment. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for hard costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will be obligated to issue $5,075,000 face value Class A Convertible Preferred shares as full payment (1,268,750 Class A Convertible Preferred Shares). These shares were issued in escrow during the three months ended March 31, 2003. The shares will be released over time as work on the project progresses. At March 31, 2003, no value had been recorded for the shares as work had not commenced on the project and non of the shares have been released from escrow.

An agent’s fee of 0.5% of the value of the shares released will be payable.

Note 5

Capital Stock – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

The Company also engaged a consultant to act as an advisor in respect to the above noted acquisition. The company issued 1,300,000 common shares during the year ended December 31, 2002, which were deposited into escrow and are to be released on the basis of the progress of the Dredging and Reclamation Contract noted above. These shares have been recorded at their estimated fair value ($65,000) and have been deferred with other related investment costs pertaining to the acquisition of Gulf Star World Development W.L.L.

Note 6

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

	Number of	Price
	Common Shares	Per Share	$

1995	50,000	$0.03	1,500
1998	7,000,000	$0.001	7,000
1998	620,000	$0.01	6,200
2001	233,333	$0.50	116,667
2002	680,886	$0.12	138,000
2002	1,380,000	$0.07	93,000

	9,964,219		362,373

These amounts have been excluded from the statement of cash flows.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

In the following discussion, management outline's its plan of operation for the second quarter and the balance of fiscal year 2003. The discussion should be read in conjunction with the financial statements for the current period and the audited statements and notes for the year ended December 31, 2002. Certain matters discussed below are based upon potential future circumstances and developments which the Company anticipates but which cannot be assured.

As at March 31, 2003, the Company remained in the development stage as no revenues were generated from its operations during the first three months of fiscal 2003. The Company recorded a net loss of $29,672, or $0.002 per share for the period. The comparable loss for the period ended March 31, 2002 was $15,143 or approximately $0.002 per share. The Company had a working capital deficit of $286,178 and a cash balance of $46 at the end of the three month period.

The 'Dream Island' project in Manama, Bahrain is the Company's principal business operation and will be the focus of its development efforts during the next two years until it is completed and generating revenue as a going concern. Due to its size and scope, the project will require a significant amount of capital to be raised in order to ensure that all stages of development can be completed on schedule and within budget parameters. The majority of the proposed funding will be secured by means of senior debt instruments through a consortium of banking, investment and construction institutions together with available government financing incentives and concessions.

A secondary source of financing will be from the pre-selling of the real estate units, villas and apartments to be constructed as part of the 'Dream Island' complex. Final arrangements and documentation are underway at the present time with interested parties in Bahrain and Saudi Arabia for the commencement of these pre-sales during this quarter and continuing through the remainder of this fiscal year. Pre-sale funds committed will be held in escrow in Bahrain financial institutions pursuant to the sales agreements and pending construction stage release.

The first stage of the project, dredging and reclamation of the 41acre man-made island site, has been financed through the issuance to Robodh Contracting Establishment of Manama, Bahrain, of 1,268,750 Series "A" Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000 USD. The Company is very pleased and encouraged that such a large and respectable firm as Robodh Contracting has chosen to accept preferred shares as payment for the contract. It is a strong statement of their endorsement and confidence in the project and the Company. As of the date of this report, equipment is being moved to the site which will be secured by perimeter fencing during the dredging and reclamation phase.

The Board of Directors of the Company, and in particular, Mr. Abbas Salih have considerable knowledge and experience in the transaction of business in the Middle Eastern regions. Mr. Abbas Salih has undertaken numerous projects in the Middle East and Eastern Europe and over the last 20 years has established extensive ties with business and investment groups in the Gulf States area. Mr. Salih has been stationed in Bahrain and Saudi Arabia for the past three months to coordinate the financing and marketing activities and to oversee the initial stages of construction on the site.

The Company's plan during the next quarter and for the remainder of fiscal 2003 will not require any additions in staff or office faciilites at its Vancouver, British Columbia headquarters. There are no plans to hire additional employees as administrative requirements at head office are being adequately met by the combined efforts of the board members and the permanent office staff. Outside consultants are retained on a temporary basis for any specialized services. Field operations and construction activities in Bahrain will be carried out under the direction of the contractors of record with sub-contracting to local tradespeople as required.

The Company will continue to raise additional working capital for general and administrative expenses by private placement of share or unit offerings, short-term loans or debentures convertible into equity.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of March 31, 2003, there were 15,855,596 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for development stocks in general could have a material effect on the volatility of the Company's stock price.

Item 3. CONTROLS AND PROCEDURES

The Company's executive officers have concluded that the Company's disclosure controls and procedures are effective based upon their evaluation of such controls and procedures as of a date within 90 days prior to the filing of this Quarterly Report. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION ITEM 1. Legal Proceedings

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

ITEM 2. Changes in Securities

A)	none

B)	none

C)	Equity Securities Issued

1)

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right, but not the obligation, to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total proceeds of the Unit Offering are $65,000 which will allocated to working capital. No share purchase warrants have been exercised as of the date of this Quarterly Report. The 650,000 shares are issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration.

2)
The Company issued 1,268,750 Class A Convertible Preferred Shares. These shares were issued in escrow on January 31, 2003. The shares will be released over time as work on the Dream Island Project dredging progresses. At March 31, 2003, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow. The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share until July 30, 2003, or thereafter at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

D)	none

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - None

(b)	Reports on Form 8-K No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date: June 6, 2003	By: /s/ RALPH SHEARING

Ralph Shearing, President and CEO

By: /s/ ABBAS SALIH

Abbas Salih, Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT

I, Ralph Shearing, certify that:

1. I have reviewed this quarterly report for period ending March 31, 2003 on Form 10-QSB of Strategic Internet Investments Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003	/s/ Ralph Shearing

Ralph Shearing

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly Report of Strategic Internet Investments, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Abbas Salih, Chief Financial Officer of the company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

     (1) The Report fully complies with the requirements of Sction 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 6, 2003	/s/ Abbas Salih

Abbas Salih, CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly Report of Strategic Internet Investments, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Abbas Salih, Chief Financial Officer of the company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

     (1) The Report fully complies with the requirements of Sction 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 6, 2003	/s/ Ralph Shearing

Ralph Shearing