Form 10QSB
period 2003-06-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2003-08-20
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2003
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the end of the Period.

17,305,596 as at June 30, 2003

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	i)	Consolidated Balance Sheets as at June 30, 2003;
	ii)	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 and February 28, 1989 (Date of Inception) to June 30, 2003;
	iii)	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 and February 28, 1989 (Date of Inception) to June 30, 2003;
	iv)	Consolidated Statement of Stockholders' Deficiency for the period from February 28, 1989 (Date of Inception) to June 30, 2003;
	v)	Notes to the Consolidated Financial Statements as at June 30, 2003.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Stated in US Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Stated in US Dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2003	2002

Current
Prepaid expenses – Note 4	$167,810	$28,000

Capital assets	1,152	1,356
Deferred investment costs – Note 5	99,210	65,000

	$268,172	$94,356

LIABILITIES

Current
Bank indebtedness	$1,235	$19
Accounts payable	191,478	203,247
Due to related parties	49,259	49,314
Loans payable	85,650	86,950

	327,622	339,530
Loans payable	57,726	25,894

	385,348	365,424

STOCKHOLDERS’DEFICIENCY

Capital Stock – Note 5
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 1,268,750 outstanding	-	-
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
17,305,596 outstanding (2002: 15,205,596 outstanding)	17,304	15,204
Additional paid-in capital	2,816,828	2,550,928
Contributed capital	240,527	240,527
Deficit accumulated during the development stage	(3,191,835)	(3,077,727)

	(117,176)	(271,068)

	$268,172	$94,356

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2003 and 2002
and the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)

(Unaudited)

						Cumulative
						from February
						28, 1989 (Date
	Three months		Six months			of Inception) to
	ended June 30,		ended June 30,			June 30,
	2003	2002	2003	2002		2003

General and Administrative Expenses
Accounting and audit fees	$11,715	$1,150	$11,715	$2,525		$55,872
Amortization	102	134	204	280		1,876
Consulting fees	42,424	44,501	63,424	53,501		1,756,928
Filing fees	1,245	1,276	1,080	1,452		12,580
Interest	1,672	-	3,027	-		8,688
Investor relations	-	-	-	-		50,502
Legal fees	1,000	6,492	4,544	6,492		101,018
Management fees	-	-	-	-		112,000
Office and general	4,143	210	4,361	2,605		105,860
Rent	-	-	-	1,546		25,995
Telephone	2,226	791	4,862	791		30,057
Transfer agent fees	1,742	1,733	2,724	2,238		23,470
Travel and promotion	18,167	-	18,167	-		31,915
Non-cash compensation charge	-	-	-	-		215,085

Loss before the following:	(84,436)	(56,287)	(114,108)	(71,430)		(2,531,846)
Unauthorized distribution	-	-	-	-		(69,116)
Gain on settlement of debt	-	-	-	-		15,464
Write-down of advances to related
party	-	-	-	-		(606,337)

Net loss for the period	$(84,436)	$(56,287)	$(114,108)	$(71,430)	$	(3,191,835)

Basic loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	16,094,607	12,540,567	15,720,790	12,540,567

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2003 and 2002
and the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Six months		of Inception) to
	ended June 30,		June 30,
	2003	2002	2003

Operating Activities
Net loss for the period	$(114,108)	$(71,430)	$(3,191,835)
Adjustments to reconcile net loss
to net cash used in operations:
Amortization	204	280	1,876
Consulting fees	-	-	6,200
Gain on settlement of debt	-	-	(15,464)
Management fees	-	-	7,000
Write-down of advances to
related party	-	-	606,337
Non-cash compensation charge	-	-	215,085
Issue of stock pursuant to
consulting agreements	63,424	-	1,518,411
Changes in non-cash items:
Prepaid expenses	(234)	-	(238)
Accounts payable	(11,769)	53,875	447,491
Advance to related party	-	-	(606,337)
Due to related parties	(55)	7,065	64,883

Cash used in operating activities	(62,538)	(10,210)	(946,587)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(2,278)
Deferred investment costs	(34,210)	-	(34,210)

Cash used in investing activities	(34,210)	-	(37,238)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2003 and 2002
and the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)
(Unaudited)

Continued

			Cumulative
			from February
			28, 1989 (Date
	Six months		of Inception) to
	ended June 30,		June 30,
	2003	2002	2003
Financing Activities
Bank indebtedness	1,216	-	1,235
Loans payable	30,532	10,277	143,376
Proceeds from issuance of
common stock	65,000	-	841,042
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Cash provided by financing
activities	96,748	10,277	983,825

Increase in cash during the period	-	67	-

Cash, beginning of the period	-	56	-

Cash, end of the period	$-	$123	$-

Supplementary disclosure of cash
flow information:
Cash paid for:
Interest	$-	$-	$5,661

Income taxes	$-	$-	$-

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 - at $0.30	33,347	33	9,967	-	-	10,000

Balance, December 31, 1989	33,347	33	9,967	-	-	10,000
Issuance of stock during public
Offering for $3.00 per share, net of
Offering costs of $ 27,270	33,348	33	72,697	-	-	72,730
Net loss for the year	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	66	82,664	-	(84,159)	(1,429)
Net loss for the year	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	66	82,664	-	(85,575)	(4,845)
Net loss for the year	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	66	82,664	-	(90,288)	(7,558)
Net loss for the year	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	66	82,664	-	(91,902)	(9,172)
Net loss for the year	-	-	-	-	(1,863)	(1,863)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1994	66,695	66	82,664	-	(93,765)	(11,035)
Issuances of stock for services
rendered – at $0.03	50,000	50	1,450	-	-	1,500
Contributed capital	-	-	-	24,842	-	24,842
Net loss for the year	-	-	-		(16,735)	(16,735)

Balance, December 31, 1995	116,695	116	84,114	24,842	(110,500)	(1,428)
Net loss for the year	-	-	-	-	(9,068)	(9,068)

Balance, December 31, 1996	116,895	116	84,114	24,842	(119,568)	(10,496)
Issuance of stock for cash – at $0.011	2,000,000	2,000	19,300	-	-	21,300
Contributed capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	2,116	103,414	25,442	(141,829)	(10,857)
Issuance of stock for services
rendered – at $0.001	7,000,000	7,000	-	-	-	7,000
– at $0.01	620,000	620	5,580	-	-	6,200
Net loss for the year	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	9,736,695	9,736	108,994	25,442	(194,137)	(49,965)
Net loss for the year	-	-	-	-	35,995)	(35,995)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1999	9,736,695	9,736	108,994	25,442	(230,132)	(85,960)
Issuance of stock for cash pursuant to
a private placement – at $0.30	1,133,334	1,133	338,867	-	-	340,000
Issue of stock for finders fee	50,000	50	(50)	-	-	-
Net loss for the year	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	78,707	-	78,707

Balance, December 31, 2000	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services
rendered – at $0.50	328,356	328	163,851	-	-	164,179
– at $1.55	13,383	13	20,731	-	-	20,744
– at $3.50	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to
a private placement – at $0.30	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to
the exercise of warrants – at $2.00	28,800	29	57,571	-	-	57,600
Less: issue costs	-	-	(17,858)	-	-	(17,858)
Net loss for the year	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	136,378	-	136,378

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to June 30, 2003
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
				Additional		During the
		Common Stock		Paid-in	Contributed	Development
		Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2001		12,540,567	12,539	2,219,187	240,527	(2,862,969)	390,716)
Issuance of stock for prepaid
consulting	– at $0.35	80,000	80	27,920	-	-	28,000
Issuance of stock for
deferred investment costs	– at $0.05	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services	– at $0.05	100,000	100	4,900	-	-	5,000
	– at $0.055	60,000	60	3,240	-	-	3,300
	– at $0.10	105,000	105	10,395	-	-	10,500
	– at $0.148	27,000	27	3,973	-	-	4,000
	– at $0.20	175,000	175	34,825	-	-	35,000
	– at $0.209	17,143	17	3,583	-	-	3,600
	– at $0.35	120,000	120	41,880	-	-	42,000
Issuance of stock for debt	– at $0.20	458,135	458	91,169	-	-	91,627
	– at $0.209	222,751	223	46,156	-	-	46,379
Net loss for the year		-	-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Net loss for the period		-	-	-	-	(114,108)	(114,108)
Issuance of stock for cash	– at $0.10	650,000	650	64,350	-	-	65,000
Issuance of stock for
consulting services	– at $0.14	1,450,000	1,450	201,550	-	-	203,000

Balance, June 30, 2003		17,305,596	$17,304	$2,816,828	$240,527	$(3,191,835)	$(117,176)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2003
(Stated in US Dollars)
(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

The results of operations for the six months ended June 30, 2003 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2003, the Company has a working capital deficiency of $159,812, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $3,191,835 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the Company in March 2001.

Note 4	Prepaid Expenses Included in prepaid expenses is $167,576 of prepaid consulting fees. These consulting fees were paid by the issuance of 1,450,000 common shares at $0.14 per share.

Note 5

Capital Stock – Note 7

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share until July 30, 2003, or thereafter at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

Commitments

Stock Options

At June 30, 2003, there were a total of 265,000 share purchase options outstanding entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share. These options expire on October 23, 2005.

Share Purchase Warrants

At June 30, 2003, there were 1,000,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held as follows:

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

Capital Stock – Note 7 (cont’d)

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

In addition, the Company shall make two cash payments to Star Leisure totalling US$100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. The first $50,000 will be paid on or before October 11, 2003. The second $50,000 will be paid on or before January 11, 2004. During the period ended June 30, 2003, the Company paid US$34,210 as partial payment toward the October 11, 2003 payment. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs that they have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will be obligated to issue $5,075,000 face value Class A Convertible Preferred shares as full payment (1,268,750 Class A Convertible Preferred Shares). These shares were issued in escrow during the six months ended June 30, 2003. The shares will be released over time as work on the project progresses. At June 30, 2003, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

An agent’s fee of 0.5% of the value of the shares released will be payable.

Note 5

Capital Stock – Note 7 (cont’d)

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

Note 6

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

	Number of	Price
	Common Shares	Per Share	$

1995	50,000	$0.03	1,500
1998	7,000,000	$0.001	7,000
1998	620,000	$0.01	6,200
2001	233,333	$0.50	116,667
2002	680,886	$0.12	138,006
2002	1,380,000	$0.07	93,000
2003	1,450,000	$0.14	203,000

	11,414,219		565,373

These amounts have been excluded from the statement of cash flows.

Note 7

Subsequent Event

By a letter of intent dated July 12, 2003, the Company agreed to issue common shares for the purchase by Gulf Star (Note 5) of certain real estate assets and business interests located in the Middle East region. The acquisition will be subject to due diligence and the completion of a formal acquisition agreement. The number of shares to be issued by the Company will be based on an independent valuation and $5 per share.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation

In the following discussion, management outline's its plan of operation for the balance of fiscal year 2003. The discussion should be read in conjunction with the financial statements for the current period and the audited statements and notes for the year ended December 31, 2002. Certain matters discussed below are based upon potential future circumstances and developments which the Company anticipates but which cannot be assured.

As at June 30, 2003, the Company remained in the development stage as no revenues were generated from its operations during the first six months of fiscal 2003. The Company recorded a net loss of $114,108, or $0.007 per share for the period. The comparable loss for the period ended June 30, 2002 was $71,430 or approximately $0.006 per share. The Company had a working capital deficit of $159,812 and a nil cash balance at the end of the six month period.

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

A secondary source of financing will be from the pre-selling of the real estate units, villas and apartments to be constructed as part of the 'Dream Island' complex. Advanced negotiations are underway at the present time with interested pre-sale real estate companies in Bahrain and Saudi Arabia for the commencement of these pre-sales in the near future, continuing through the remainder of this fiscal year. Pre-sale funds committed will be held in escrow in Bahrain financial institutions pursuant to the sales agreements and pending construction stage release.

The first stage of the project, dredging and reclamation of the 41acre man-made island site, has been financed through the issuance to Robodh Contracting Establishment of Manama, Bahrain, of 1,268,750 Series "A" Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000 USD. The Company is very pleased and encouraged that such a large and respectable firm as Robodh Contracting has chosen to accept preferred shares as payment for the contract. It is a strong statement of their endorsement and confidence in the project and the Company. Dredging operation are expected to commence in the near future.

The Board of Directors of the Company, and in particular, Mr. Abbas Salih have considerable knowledge and experience in the transaction of business in the Middle Eastern regions. Mr. Abbas Salih has undertaken numerous projects in the Middle East and Eastern Europe and over the last 20 years has established extensive ties with business and investment groups in the Gulf States area. Mr. Salih has been stationed in Bahrain and Saudi Arabia for the past six months to coordinate the financing and marketing activities and to oversee the initial stages of construction on the site. Progress on the resort development is expected to accelerate in the second half of fiscal 2003.

The Company's plan during the next quarter and for the remainder of fiscal 2003 will not require any additions in staff or office facilities at its Vancouver, British Columbia headquarters. There are no plans to hire additional employees as administrative requirements at head office are being adequately met by the combined efforts of the board members and the permanent office staff. Outside consultants are retained on a temporary basis for any specialized services. Field operations and construction activities in Bahrain will be carried out under the direction of the contractors of record with sub-contracting to local trades people as required.

Management of the Company anticipates an increase in operating expenses over the next twelve months, as work progresses on the ‘Dream Island’ Resort Project, although the exact amount is not known. The Company does not presently have sufficient cash or convertible to cash assets to cover these operating expenses. The Company must raise additional working capital during the next six to twelve months, which may require the further issuances of common shares, preferred shares or convertible debt securities. Management is confident that it can continue to secure all required operational funds by means of private placements of common shares, short- term loans or sales of convertible debt securities to existing shareholders, officers and directors and employees of the Company. In the event that the Company must raise funds through the public offering of equity shares or convertible debt securities then the percentage ownership of its current shareholders would be reduced and such share or convertible debt offerings might have rights, preferences or privileges senior to its common stock. If adequate funding is not available or is not available on acceptable terms, then the Company may not be able to conduct its proposed business operations or to continue as a going concern.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of June 30, 2003, there were 17,305,596 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for development stocks in general could have a material effect on the volatility of the Company's stock price.

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

The Company is currently negotiating with the Plaintiff for a satisfactory resolution of the matter in an effort to avoid or mitigate any further legal expenses. A trial date has not been set.

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

ITEM 2. Changes in Securities

(a)	none

(b)
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

(c)
The Company issued 1,268,750 Class A Convertible Preferred Shares. These shares were issued in escrow on January 31, 2003. The shares will be released over time as work on the Dream Island Project dredging progresses. At June 30, 2003, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow. The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share until July 30, 2003, or thereafter at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

(d)	none

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K No reports on Form 8-K were filed by the Company during the six month period ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date: August 19, 2003	By:	/s/ RALPH SHEARING

Ralph Shearing, President and CEO

	By:	/s/ ABBAS SALIH

Abbas Salih, Director