Form 10QSB
period 2003-09-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2003-12-04
CIK 53320

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarter Ended: September 30, 2003	Commission File
Number: 33-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	84-1116458
(State of Incorporation)	(I.R.S. Employer
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

17,305,596 as at September 30, 2003

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

i)	Consolidated Balance Sheets as at September 30, 2003;
ii)	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and February 28, 1989(Date of Inception) to September 30, 2003;
iii)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 and February 28, 1989(Date of Inception) to September 30, 2003;
iv)	Consolidated Statement of Stockholders' Deficiency for the period from February 28, 1989(Date of Inception) to September 30, 2003;
v)	Notes to the Consolidated Financial Statements as at September 30, 2003.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Stated in US Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2003	2002
Current
Cash	$3,417	$-
Prepaid expenses – Note 4	58,360	28,000
	61,777	28,000
Capital assets	1,051	1,356
Deferred investment costs – Note 5	99,210	65,000
	162,038	94,356
LIABILITIES
Current
Bank indebtedness	$-	$19
Accounts payable – Note 5	973,749	203,247
Due to related parties	49,259	49,314
Loans payable	86,162	86,950
	1,109,170	339,530
Loans payable	105,900	25,894
	1,215,070	365,424
STOCKHOLDERS’ DEFICIENCY
Capital Stock – Notes 5 and 7
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 1,268,750 outstanding	-	-
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
17,305,596 outstanding (2002: 15,205,596 outstanding)	17,304	15,204
Additional paid-in capital	2,816,828	2,550,928
Contributed capital	267,277	240,527
Deficit accumulated during the development stage	(4,154,441)	(3,077,727)
	(1,053,032)	(271,068)
	$162,038	$94,356

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2003 and 2002 and the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Nine months ended		of Inception) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003
General and Administrative Expenses
Accounting and audit fees	$5,673	$1,862	$17,388	$4,387	$61,545
Amortization	101	124	305	404	1,977
Automobile	1,245	-	1,245	-	1,245
Consulting fees	109,450	55,867	172,874	109,368	1,866,378
Filing fees	868	370	1,948	1,822	13,448
Interest	2,542	-	5,569	-	11,230
Investor relations	-	-	-	-	50,502
Legal fees	4,064	2,502	8,608	8,994	105,082
Management fees	-	-	-	-	112,000
Office and general	777	1,726	5,138	4,331	106,637
Rent	5,799	1,904	5,799	3,450	31,794
Telephone	7,174	2,352	12,036	3,143	37,231
Transfer agent fees	1,209	806	3,933	3,044	24,679
Travel and promotion	4,954	-	23,121	-	36,869
Non-cash compensation charge	26,750	-	26,750	-	241,835

Loss before the following:	(170,606)	(67,513)	(284,714)	(138,943)	(2,702,452)
Termination fee	(792,000)	-	(792,000)	-	(792,000)
Unauthorized distribution	-	-	-	-	(69,116)
Gain on settlement of debt	-	-	-	-	15,464
Write-down of advances to related
party	-	-	-	-	(606,337)

Net loss for the period	$(962,606)	$(67,513)	$(1,076,714)	$(138,943)	$(4,154,441)

Basic loss per share	$(0.06)	$(0.00)	$(0.07)	$(0.01)

Weighted average number of
common shares outstanding	17,305,596	13,601,246	16,254,863	12,898,012

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2003 and 2002
and the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

				Cumulative
				from February
				28, 1989 (Date
	Nine months ended			of Inception) to
	September 30,			September 30,
		2003	2002	2003
Operating Activities
Net loss for the period	$	(1,076,714)	$(138,943)	$(4,154,441)
Adjustments to reconcile net loss to net cash used in operations:
Amortization		305	404	1,977
Consulting fees		-	-	6,200
Gain on settlement of debt		-	-	(15,464)
Management fees		-	-	7,000
Write-down of advances to related party		-	-	606,337
Non-cash compensation charge		26,750	-	241,835
Issue of stock pursuant to consulting agreements		172,874	54,267	1,627,861
Changes in non-cash items:
Prepaid expenses		(234)	-	(234)
Accounts payable		770,502	71,412	1,229,762
Advance to related party		-	-	(606,337)
Due to related parties		(55)	7,488	64,883

Cash used in operating activities		(106,572)	(5,372)	(990,621)

Investing Activities
Organization costs		-	-	(750)
Acquisition of capital assets		-	-	(2,278)
Deferred investment costs		(34,210)	-	(34,210)

Cash used in investing activities		(34,210)	-	(37,238)

Financing Activities
Bank indebtedness		(19)	-	-
Loans payable		79,218	422	192,062
Proceeds from issuance of common stock		65,000	-	841,042
Payment of offering costs		-	-	(27,270)
Contributed capital		-	-	25,442
Share subscriptions		-	5,077	-

Cash provided by financing activities		144,199	5,499	1,031,276

Increase in cash during the period		3,417	127	3,417

Cash, beginning of the period		-	56	-

Cash, end of the period		$3,417	$183	$3,417

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2003 and 2002
and the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

Continued

			Cumulative
			from February
			28, 1989 (Date
	Nine months		of Inception) to
	ended September 30,		September 30,
	2003	2002	2003
Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$5,661

Income taxes	$-	$-	$-

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on March 7, 1989
– at $0.30	33,347	33	9,967	-	-	10,000

Balance, December 31, 1989	33,347	33	9,967	-	-	10,000
Issuance of stock during public offering for $3.00 per
share, net of offering costs of $27,270	33,348	33	72,697	-	-	72,730
Net loss for the year	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	66	82,664	-	(84,159)	(1,429)
Net loss for the year	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	66	82,664	-	(85,575)	(4,845)
Net loss for the year	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	66	82,664	-	(90,288)	(7,558)
Net loss for the year	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	66	82,664	-	(91,902)	(9,172)
Net loss for the year	-	-	-	-	(1,863)	(1,863)

Balance, December 31, 1994	66,695	66	82,664	-	(93,765)	(11,035)
Issuances of stock for services rendered – at $0.03	50,000	50	1,450	-	-	1,500
Contributed capital	-	-	-	24,842	-	24,842
Net loss for the year	-	-	-		(16,735)	(16,735)

Balance, December 31, 1995	116,695	116	84,114	24,842	(110,500)	(1,428)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

Continued

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1995 (carried forward)	116,695	116	84,114	24,842	(110,500)	(1,428)
Net loss for the year	-	-	-	-	(9,068)	(9,068)

Balance, December 31, 1996	116,895	116	84,114	24,842	(119,568)	(10,496)
Issuance of stock for cash – at $0.011	2,000,000	2,000	19,300	-	-	21,300
Contributed capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	2,116	103,414	25,442	(141,829)	(10,857)
Issuance of stock for services rendered - at $0.001	7,000,000	7,000	-	-	-	7,000
– at $0.01	620,000	620	5,580	-	-	6,200
Net loss for the year	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	9,736,695	9,736	108,994	25,442	(194,137)	(49,965)
Net loss for the year	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	9,736,695	9,736	108,994	25,442	(230,132)	(85,960)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

Continued

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1999 (carried forward)	9,736,695	9,736	108,994	25,442	230,132)	(85,960)
Issuance of stock for cash pursuant to a private
placement	1,133,334	1,133	338,867	-	-	340,000
Issue of stock for finders fee	50,000	50	(50)	-	-	-
Net loss for the year	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	78,707	-	78,707
Balance, December 31, 2000	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services rendered - at $0.50	328,356	328	163,851	-	-	164,179
– at $ 1.55	13,383	13	20,731	-	-	20,744
– at $ 3.50	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a private
placement -at $0.30	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to the exercise of
warrants - at $2.00	28,800	29	57,571	-	-	57,600
Less: issue costs	-	-	(17,858)	-	-	(17,858)
Net loss for the year	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	136,378	-	136,378
Balance, December 31, 2001	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)

…/Cont/d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 28, 1989 (Date of Inception) to September 30, 2003
(Stated in US Dollars)
(Unaudited)

Continued

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2001 (carried forward)	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting - at $0.35	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred investment costs
–at $ 0.05	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services –at $ 0.05	100,000	100	4,900	-	-	5,000
–at $ 0.055	60,000	60	3,240	-	-	3,300
–at $ 0.10	105,000	105	10,395	-	-	10,500
–at $ 0.148	27,000	27	3,973	-	-	4,000
–at $ 0.20	175,000	175	34,825	-	-	35,000
–at $ 0.209	17,143	17	3,583	-	-	3,600
–at $ 0.35	120,000	120	41,880	-	-	42,000
Issuance of stock for debt –at $ 0.20	458,135	458	91,169	-	-	91,627
–at $ 0.209	222,751	223	46,156	-	-	46,379

Net loss for the year	-	-	-	-	(214,758)	(214,758)

Balance, December 31, 2002	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Net loss for the period	-	-	-	-	(1,076,714)	(1,076,714)
Issuance of stock for cash - at $0.10	650,000	650	64,350	-	-	65,000
Issuance of stock for consulting services - at $0.14	1,450,000	1,450	201,550	-	-	203,000
Non-cash compensation charge	-	-	-	26,750	-	26,750

Balance, September 30, 2003	17,305,596	$17,304	$2,816,828	$267,277	$(4,154,441)	$(1,053,032)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Stated in US Dollars)
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

The results of operations for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2003, the Company has a working capital deficiency of $1,047,393, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $4,154,441 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 8351630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the Company in March 2001.

Note 4	Prepaid Expenses Included in prepaid expenses is $58,360 of prepaid consulting fees. These consulting fees were paid by the issuance of 1,450,000 common shares at $0.14 per share.

Note 5

Capital Stock – Note 7

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Stated in US Dollars)
(Unaudited)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and consultants. The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant. The share purchase options vest over a period of one year.

During the period ended September 30, 2003, the change in share purchase options outstanding is as follows:

	September 30, 2003
		Weighted
		Average
	Shares	Exercise Price

Options outstanding and exercisable at December 31, 2002	265,000	$0.50
Granted	1,765,000	$0.25
Cancelled	(265,000)	$0.50

Options outstanding at end of period	1,765,000	$0.25

At September 30, 2003, 353,000 share purchase options have vested.

At September 30, 2003, 1,765,000 share purchase options are outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $0.25 per share. These share purchase options expire September 5, 2008.

A compensation charge of $26,750 associated with consultant’s options has been recorded in the financial statements at fair value. The compensation charge associated with directors’ and employees options in the amount of $61,500 is not recognized in the financial statements, but included in the pro-forma amounts below. The fair value of the stock-based compensation has been determined, using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	252%
Risk-free interest rate	4.5%
Weighted average expected term in years	5 years

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Stated in US Dollars)
(Unaudited)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments – (cont’d)

Share Purchase Options – (cont’d)

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro-forma loss and loss per share would have been as follows:

Nine months ended
September 30, 2003

Net loss	$(284,714)
Pro forma compensation cost	(61,500)

Pro forma net loss	$(346,214)

Pro forma net loss per share	$(0.02)

Share Purchase Warrants

At September 30, 2003, there were 650,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $0.10 per share. These share purchase warrants expire March 13, 2005.

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

To acquire 80% of Gulf Star, the Company must issue five million common shares at a deemed price of $0.125 per share. The shares are to be issued over a three-year period as follows:

i)	1,000,000 allotted shares issued to Star Leisure upon completion of dredging works (estimated cost of dredging contract is $4,500,000);

ii)	1,000,000 allotted shares issued to Star Leisure upon completion of final planning and design works (estimated planning contract cost is $8,000,000);

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock – Note 7 – (cont’d) Commitments – (cont’d) Acquisition of Gulf Star World Development W.L.L. – (cont’d)

	iii)	1,000,000 allotted shares issued to Star Leisure upon the Company securing full funding in a combination of debt and/or equity that allows main resort construction to commence;

	iv)	1,000,000 allotted shares issued to Star Leisure upon completion of 50% of resort construction; and

	v)	1,000,000 allotted shares issued to Star Leisure upon resort being opened for business at the start of operations.

In addition, the Company shall make two cash payments to Star Leisure totalling US$100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. The first $50,000 will be paid on or before October 11, 2003. The second $50,000 will be paid on or before January 11, 2004. During the period ended September 30, 2003, the Company paid US$34,210 as partial payment toward the October 11, 2003 payment. On September 30, 2003, Star Leisure agreed to extend the due dates of the balance of the first payment due of $15,790 to July 11, 2004 and the second payment of $50,000 to be due on or before July 11, 2004. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs that they have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will be obligated to issue $5,075,000 face value Class A Convertible Preferred shares as full payment (1,268,750 Class A Convertible Preferred Shares). These shares were issued in escrow during the nine months ended September 30, 2003. The shares will be released over time as work on the project progresses. At September 30, 2003, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

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
September 30, 2003 (Stated in US Dollars)
(Unaudited)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

By a letter of intent dated July 12, 2003 and amended July 15, 2003, the Company agreed to issue common shares for the purchase by Gulf Star of certain real estate and business interests located in the Middle East region. The acquisition will be subject to due diligence and the completion of a formal acquisition agreement. The number of shares to be issued by the Company will be based on an independent valuation and a stock price based on the ten day average trading price of the Company’s stock prior to the closing date of the individual asset purchased. The minimum stock price is $2 per share and the maximum stock price is $5 per share.

At September 30, 2003, the Company is required to issue 198,000 Class A Convertible Preferred Shares at a value of $4 to settle a termination fee of $792,000. This termination fee is to a former contractor who was to perform planning services for the Company which were subsequently assigned to another contractor. The termination fee is included in accounts payable at September 30, 2003.

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

Note 7

Subsequent Event

Pursuant to an agreement dated October 20, 2003, the Company has agreed to issue 1,137,500 Class A convertible preferred shares of the Company at a deemed value of $4 per share for Technical Planning services for the Dream Island Project. These shares will be placed in escrow and released as work is performed. The shares are convertible to common shares at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operation
In the following discussion, management outline's its plan of operation for the balance of fiscal year 2003. The discussion should be read in conjunction with the financial statements for the current period and the audited statements and notes for the year ended December 31, 2002. Certain matters discussed below are based upon potential future circumstances and developments, which the Company anticipates, but which cannot be assured.

As at September 30, 2003, the Company remained in the development stage as no revenues were generated from its operations during the first nine months of fiscal 2003. The Company recorded a net loss of ($962,606), or $0.06 per share for the three month period and a net loss of $1,076,714 for the nine months ended September 30, 2003. The comparable loss for the three month period ended September 30, 2002 was ($67,513) or approximately ($0.01) per share and for the nine month period was ($138,943) or approximately ($0.01) per share. The Company had a working capital deficit of $1,047,393 and a $3,417 cash balance at the end of the period.

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

The first stage of the project, dredging and reclamation of the 41acre man-made island site, has been financed through the issuance to Robodh Contracting Establishment (“Robodh”) of Manama, Bahrain, of 1,268,750 Series "A" Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000 USD. The Company is very pleased and encouraged that such a large and respectable firm as Robodh Contracting has chosen to accept preferred shares as payment for the contract. It is a strong statement of their endorsement and confidence in the project and the Company. As of November 25, 2003 Robodh has assembled dredgers and other related equipment on site and has established an on site office in preparation of commencement of operations. Dredging operation are expected to start in the very near future.

On June 30, 2003 the Company signed a Letter of Intent with Bin Hassan Establishments Trading Group (“Bin Hassan”), a privately owned group of business enterprises registered in Saudi Arabia. Bin Hassan owns certain real estate properties and business interests within the Gulf Council States. The Letter of Intent outlines the terms and conditions of an agreement wherein the Company has the right to purchase up to 14 individual revenue generating real estate assets with a combined estimated value of $42,760,000 US. The real estate assets consist of land and buildings operating as ten private schools, two colleges, a resort and an amusement center. The Company can purchase any or all of the 14 real estate assets, on an individual basis, subject to satisfactory due diligence and a financial review of all relevant current and past financial statements including three years audited statements, market evaluations and all material contracts. Bin Hassan Establishments Trading Group has engaged the firm of Ernst & Young to complete a preliminary assessment of the value of the revenue generating real estate assets based on an analysis of their overall business performance, key aspects of their financial statements and operating projections for the next 3-5 years. As part of their engagement, Ernst and Young will appoint three independent real estate evaluators to assess the value of the property assets.

As full consideration for the purchase of any individual asset or all of the assets, under the Letter of Intent, Bin Hassen has agreed to accept common shares of SIII issued under Regulation S of the U.S. Securities Exchange Act, at a deemed price of not less than $2.00 US per share and not more than $5.00 US per share. Final share issuance price for each individual asset acquired will be determined by calculating the average trading closing price of SIII’s common shares in the ten day period immediately prior to the closing date of the individual asset purchase.

The terms and conditions of the Letter of Intent will be incorporated into a formal acquisition agreement to be prepared by legal counsel for the parties.

The Board of Directors of the Company, and in particular, Mr. Abbas Salih, have considerable knowledge and experience in the transaction of business in the Gulf Council States. Mr. Abbas Salih has undertaken numerous projects in the Middle East and Eastern Europe and over the last 20 years has established extensive ties with business and investment groups in the Gulf States area. Mr. Salih has been stationed in Bahrain and Saudi Arabia for the past seven months to assist in coordinating the financing and marketing activities for the Company’s projects, to oversee the initial stages of construction on the “Dream Island’ site and to investigate other potential investment acquisitions for the Company.

The Company's plans for the remainder of fiscal 2003 will not require any additions in staff or office facilities at its Vancouver, British Columbia headquarters. There are no plans to hire additional employees as administrative requirements at head office are being adequately met by the combined efforts of the board members, permanent office staff and consultants. Outside consultants are retained on a temporary basis for any specialized services. Field operations and construction activities in Bahrain will be carried out under the direction of the contractors of record with sub-contracting to local trades people as required.

Construction on the ‘Dream Island’ site will accelerate through the last quarter of this fiscal year and continue through fiscal 2004 to meet targeted completion dates. Management of the Company therefore anticipates an increase in operating expenses over the next twelve months, as work on both the ‘Dream Island’ and Bin Hassan projects expands, although the exact amount is not known. The Company does not presently have sufficient cash or convertible to cash assets to cover these operating expenses. The Company must raise additional working capital during the next six to twelve months, which may require the further issuances of common shares, preferred shares or convertible debt securities. Management is confident that it can continue to secure all required operational funds by means of private placements of common shares, short- term loans or sales of convertible debt securities to existing shareholders, officers, affiliates and directors of the Company. In the event that the Company must raise funds through the public offering of equity shares or convertible debt securities then the percentage ownership of its current shareholders would be reduced and such share or convertible debt offerings might have rights, preferences or privileges senior to its common stock. If adequate funding is not available or is not available on acceptable terms, then the Company may not be able to conduct its proposed business operations or to continue as a going concern.

On August 23, 2003 all directors, officers, employees and consultants outstanding stock option agreements were mutually cancelled which resulted in the cancellation of a total of 265,000 share purchase options previously issued pursuant to the Stock Option Plan of June, 2000. Subsequently, on September 5, 2003, the Board of Directors completed incentive stock option agreements with eight optionees to grant a total of 1,765,000 options to purchase common shares of the Company for a period of five years at a price of $0.25 per share, pursuant to the terms and conditions of the new Stock Award Plan adopted July 1, 2002. All option vest to the Optionee as to 20% upon issue and 20% every three months such that the option will be fully vested one year after the issue date. To date, none of the 1,765,000 stock options has been exercised.

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

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SIII. As of September 30, 2003, there were 17,305,596 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for development stocks in general could have a material effect on the volatility of the Company's stock price.

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

In July, 2003 a settlement agreement was reached with the Plaintiff, BCE Emergis Inc. whereby the Company would pay to the Plaintiff the amount claimed in the Writ, plus all accrued interest and costs, commencing with an initial payment of $500.00 and, thereafter, four equal installments of $3,117.36, payable on the 1st day of each month, starting September 1, 2003 with the final payment on December 1, 2003. To date, the initial payment of $500.00 and the first three installment payments of $3,117.36 have been made for total payments of $9,852.08. The final installment payment of $3,117.36 will be made on December 1, 2003 after which the claim against the Company will be fully resolved and the court proceedings summarily terminated.

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
(b)

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right, but not the obligation, to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total proceeds of the Unit Offering are $65,000 which were allocated to working capital. No share purchase warrants have been exercised as of the date of this Quarterly Report.

The 650,000 shares are issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration.

(c )
The Company issued 1,268,750 Class A Convertible Preferred Shares with a $0.001 par value. These shares were issued in escrow on January 31, 2003. The shares will be released over time as work on the Dream Island Project dredging progresses. At September 30, 2003, no value had been recorded for the shares as work had not fully commenced on the project and none of the shares have been released from escrow. The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share until July 30, 2003, or thereafter at the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

The Company has entered into Convertible Loan Facility Agreements with two British Columbia corporations as lenders, Icon Management Ltd. (“Icon”) as previously disclosed, (please see audited financial dated Dec 31, 2003) and under an August 10, 2003 agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII. Under each separate agreement, Icon and Star Leisure would, from time to time, agree to lend certain operating capital funds to the Company, as borrower. Under the terms and conditions of the Agreements, the funds loaned to the Company by the Lenders are repayable on or before December 31, 2004, (or such other date as agreed upon on a case by case basis), the maturity date of the loans, and bear interest at the rate of 10% per annum. The individual loans shall be made in either United States currency or Canadian currency (which, for the purpose of calculating ratios, is converted into equivalent US amounts) and, for each particular loan, the Company shall execute and deliver to the Lender a Promissory Note evidencing the loan.

At any time and from time to time prior to the maturity date, the Lenders shall each have the right to convert all or part of the Principal Sum and/or interest, into units, each unit consisting of one common share without par value in the capital of the Company and one non-transferable share purchase warrant, at the applicable conversion rate per unit. The conversion rate is calculated from the date of the loan using the previous 10 day closing average trading price less a discount to the average trading price (ATP) as follows: less than $0.11 per share, conversion @ $0.05/unit, from $0.11 to $0.26 per share, conversion @ 40% discount to ATP, from $0.26 to $0.50 per share, conversion @ 50% discount to ATP and greater than $0.50 per share, conversion @ 60% discount to ATP.

For the period ending September 30, 2003 Star Leisure has advanced a total of $42,000 which can be converted into 306,594 units, at a conversion price of $0.14 per unit, as to 214,786 units and $0.13 per unit for 42,308 units and Icon has advanced a total of $59,239 which can be converted into 936,083 units at various prices between $0.05 to $0.14 per unit. Neither of the lenders has converted any part of the principal sums advanced or accrued interest into units.

On August 23, 2003 all directors, officers, employees and consultants outstanding stock option agreements were mutually cancelled which resulted in the cancellation of a total of 265,000 share purchase options previously issued pursuant to the Stock Option Plan of June, 2000. Subsequently, on September 5, 2003, the Board of Directors completed incentive stock option agreements with eight optionees to grant a total of 1,765,000 options to purchase common shares of the Company for a period of five years at a price of $0.25 per share, pursuant to the terms and conditions of the new Stock Award Plan adopted July 1, 2002. All option vest to the Optionee as to 20% upon issue and 20% every three months such that the option will be fully vested one year after the issue date. To date, none of the 1,765,000 stock options has been exercised.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date:	November 28, 2003	By:	RALPH SHEARING
Ralph Shearing, President and CEO

		By:	ABBAS SALIH
Abbas Salih, Director