Form 10KSB
period 2003-12-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2004-04-15
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2003

Commission File Number 33 - 281888

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84 - 1116458
(State of Incorporation)	(I.R.S. Employer
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
Yes    ☒     No   ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB.    ☒

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format:
YES   ☐   NO   ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003: $11,162,109

Number of outstanding shares of the Registrant's No Par Value Common Stock, as at December 31, 2003: 17,305,596

PART 1

Item 1:         Description of Business

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

The Company was inactive in 1997.

On June 25, 1998, OHIO entered into a Purchase Agreement with CanArab Acquisitions Corp. ("CanArab") under which CanArab purchased 8,650,000 common shares of The Ohio & Southwestern Energy Company for $160,000, from GeoTech Management Services, Inc.

The following shareholders of CanArab Acquisition Corp. own or control more than 5% of the total issued capital of CanArab:

Cankaz Technology Systems Corp.	10,000,000 shares	41%
Arab-German Fisheries, Inc.	9,500,000 shares	39%

Cankaz Technology is owned 100% by Gerab Investments. Arab-German Fisheries is owned 80% by Gerab Investments Corp. and 20% by the Arab Group International for Investment and Acquisition. Gerab Investments is owned 80% by Abbas Salih and 20% is held by 2 German citizens. Abbas Salih would be considered as the control person of the aggregated entities and he therefore controls 80% of the Registrant.

OHIO entered into a Plan of Reorganization Agreement to acquire CanArab Technology Limited ("CAT"), a Yukon corporation, from shareholders in consideration of the issuance of Fourteen Million Six Hundred Fifty Thousand (14,650,000) shares of common stock of Registrant. CAT has developed marine aquaculture designs for shrimp farming. Concurrent with the acquisition. CanArab Acquisitions Corp. was to surrender 8,650,000 shares to Registrant for cancellation. The acquisition was never completed because funding sufficient to implement the plan of business was never achieved.

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

On July 31, 2000 the Company entered into an Agreement and Plan of Reorganization with CAT wherein the CAT shareholders agreed to exchange all of the issued and outstanding shares of CAT for a total of 5,280,907 shares in the common stock of the Company and, thereby, become a wholly owned subsidiary of the Company. CAT is the holder of a Letter Agreement to purchase certain interests in Strategic Profits Inc. ("SPI"), a British Columbia corporation, doing business as communitystorefronts.com.

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

On June 15, 2001 the Company held its Annual General Meeting of Shareholders. At the General Meeting the shareholders approved resolutions to change the name of the Company from The Ohio & Southwestern Energy Company to Strategic Internet Investments, Incorporated and to migrate the Company from its current State of Incorporation, Colorado, to the State of Delaware. The name change and change of domicile became effective on July 1, 2001. The Company commenced trading on the OTC Bulletin Board under the new trading symbol "SIII" effective October 8, 2001. The shareholders also approved the Agreement and Plan of Reorganization between CAT and the Company, that will allow CAT to become a wholly owned subsidiary of the Company.

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

As at December 31, 2001, the Company had advanced a total of $606,337 to Strategic Profits Inc. under the Agreement and Plan of Arrangement with Canarab Technology Limited.

Effective December 31, 2001 management of the Company has abandoned its plan of re-organization under the Agreement and Plan of Arrangement with Canarab Technology Limited and has written-off total advances to SPI of $606,337. Catherine Clarke-Luckhurst, the President of Strategic Profits Inc., resigned as a director of the Company on January 24, 2002

On July 12, 2002 the Company entered into an agreement with Star Leisure & Entertainment Inc., a British Columbia based corporation controlled by Abbas Salih, a director and controlling shareholder of the Company, to acquire 80% of the outstanding shares of Bahrain incorporated Gulf Star World Developments W.L.L. Gulf Star holds 100% of the rights to develop a planned leisure and entertainment resort facility ("Dream Island") in Manama, Bahrain. The Dream Island resort will be an integrated real estate and tourism complex to be constructed off the north-east coast of Manama, Bahrain on a 41 acre man-made island connected to Bahrain by a quarter mile long causeway.

The agreement gives the Company the right to acquire 80% of the outstanding shares of Gulf Star by issuing to Star Leisure, in escrow, a total of five million (5,000,000) common shares of the Company to be earned out of escrow based on progressive stages of development of the Dream Island project over a three year period. The Company has agreed to reimburse Star Leisure for a portion of its start-up and development costs for Dream Island, initially to a total of $100,000 and thereafter upon verification of expenses by an independent audit. The payment of the $100,000 under the agreement is due as to $50,000 on October 11, 2003 and $50,000 on January 11, 2004. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the October 11, 2003 payment. On September 30, 2003, Star Leisure agreed to extend the due dates of the balance owing of the first payment, of $15,790, and the second payment of $50,000 to be due on or before July 11, 2004. Star Leisure will assign all agreements relating to the Dream Island project including the 'Dredging and Reclamation Works Agreement' with Robodh Contracting of Manama, Bahrain( assigned on August 21, 2002) and the Planning, Consulting and Supervision agreement for Dream Island. Under the agreement with Robodh Contracting, the Company has issued to Robodh 1,268,750 Series A Convertible Preferred shares of the Company with a face value of $5,075,000, the total value of the contract, as full payment to carry out the necessary dredging and reclamation work to construct the island.

On July 10, 2002 the Company entered into an agreement with Crescent Fund, Inc. a private venture capital and management consulting firm with offices in Dallas, New York and Los Angeles, to assist the Company in raising equity capital as part of the financing for the planned Dream Island project. The term of this agreement was six months, however, the agreement was terminated on October 28, 2002, by the Company, following an unsuccessful campaign by Crescent Fund to attract any significant investor interest or capital funding. Crescent Fund, Inc. was to receive a total of 500,000 restricted common shares with registration rights to be released pro-rata based upon levels of capital funding achieved or trading activity of the Company's shares. No shares were earned or released to Crescent Fund, Inc. during the term of the agreement and there are no remaining obligations by either party to the agreement.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right, but not the obligation, to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total proceeds of the Unit Offering are $65,000 which were allocated to working capital. No share purchase warrants have been exercised as of the date of this Annual Report. The 650,000 shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration.

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

The Company has entered into Convertible Loan Facility Agreements with two British Columbia corporations as lenders, Icon Management Ltd. (“Icon”) as previously disclosed, (please see audited financial dated Dec 31, 2002) and under an August 10, 2003 agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII. Under each separate agreement, Icon and Star Leisure would, from time to time, agree to lend certain operating capital funds to the Company, as borrower. Under the terms and conditions of the Agreements, the funds loaned to the Company by the Lenders are repayable on or before December 31, 2004, (or such other date as agreed upon on a case by case basis), the maturity date of the loans, and bear interest at the rate of 10% per annum. The individual loans shall be made in either United States currency or Canadian currency (which, for the purpose of calculating ratios, is converted into equivalent US amounts) and, for each particular loan, the Company shall execute and deliver to the Lender a Promissory Note evidencing the loan.

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

For the period ending December 31, 2003 Star Leisure is owed a total of $83,353, principal plus accrued interest, which can be converted into 477,010 units at various prices between $0.13 to $0.24 per unit. Icon is owed a total of $67,359, principal plus accrued interest, which can be converted into 952,957 units at various prices between $0.05 to $0.23 per unit. Neither of the lenders has converted any part of the principal sums advanced or accrued interest into units as of December 31, 2003.

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

(b) Business of Issuer

The Company's direction and efforts are now focused on the development of the planned Dream Island project in the Kingdom of Bahrain, and, to a secondary extent, on other promising opportunities for successful entry and implementation of services or products in the Middle Eastern region including the marketing of the Ultra Information Systems, Inc. 'Skyhook' suite of software technology products.

This decision to move the Company's initiatives to the Middle East was made by management subsequent to the abandonment of the plan of re-organization under the Agreement and Plan of Arrangement with Canarab Technology Limited to acquire an equity interest in Strategic Profits Inc. The opportunity to acquire the controlling interest in Gulf Star World W.L.L. and, thereby, the right to develop the Dream Island project and shift the Company's focus from North America to the Middle East was primarily due to the experience and knowledge gained by the Board of Directors and, in particular, the Chairman and Secretary, Mr. Abbas Salih, through numerous projects he has undertaken or been involved with in this area of the world over the past 20 years. Mr. Salih has extensive ties with businesses and investment groups in the Gulf States and other neighboring countries and it was from these associations that the Dream Island project was presented to the Company.

The planning and feasibility stage of the Dream Island project has required extensive research, investigation and analyses carried out over several years by international consulting firms, such as KPMG Consulting, with expertise in construction, tourism and financial analysis. The approval process to undertake this project was a cooperative effort among the Company and Jzala Group of Saudi Arabia, the Government of Bahrain and the major construction, consulting and investment participants, each playing key roles.

By description, the Dream Island project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain. It will be an all-inclusive residential and resort destination for local residents of Bahrain and the surrounding areas and for international travelers. When completed in approximately three years it will comprise 120 villas to be managed by an international hotel operator, 100 villas for sale, for rental and for timesharing, 85 apartments for sale and rent, a luxury hotel with 225 rooms and suites, a spa, health club and other personal treatment facilities, a restaurant, cafes, and a shopping, retail and entertainment center, a marina, water-park and other ocean-side recreational facilities.

The cost of the project, which is estimated to be $160,000,000, will be shared among the major participants, banking and government institutions and through sales of the real estate to private investors.

In the preliminary phase, the man-made island will be constructed by Robodh Contracting Establishment, a large construction company in Bahrain, under a Dredging and Reclamation Agreement signed August 2, 2002 for which Robodh will receive 1,268,750 Series A Convertible Preferred Shares of the Company with a face value of $5,075,000 in full settlement of their contract fees. Mobilization of dredging equipment to Bahrain has occurred and initial dredging and reclamation work was to begin during March 2003 but was temporarily postponed at that time due to the conflict in Iraq. The Company had anticipated that dredging operations were to start during January 2004 but have again been postponed due to dredging contractor delays associated with permitting. The company is optimistic that full permitting will be achieved in the immediate future allowing the dredging project to commence and will advise its shareholders accordingly.

Item 2: Description of Property

SIII maintains an office in downtown Vancouver, British Columbia on a month to month basis. The total monthly rent is $535 including taxes and surcharges. Records are maintained and mail received at the offices of the corporate solicitor in Houston, Texas. The Company does not directly or indirectly own or otherwise have any interest in any other real estate properties.

Item 3: Legal Proceedings

(a)

On November 28, 2002 a Writ of Summons was filed in the Supreme Court of British Columbia against the Company and Ralph Shearing, Director and President, as co-Defendants, by BCE Emergis Inc., a British Columbia corporation with an office in Vancouver, B.C., as Plaintiff. In the Statement of Claim filed by the Plaintiff as part of the Writ, the sum of Cdn$11,802 together with interest pursuant to the Court Order Interest Act and Costs are claimed against the Defendants for services in the area of press releases, public announcements and related marketing matters provided by the Plaintiff on behalf of and at the request of the Defendants between January, 2001 and March, 2001.

In July, 2003 a settlement agreement was reached with the Plaintiff, BCE Emergis Inc. whereby the Company would pay to the Plaintiff the amount claimed in the Writ, plus all accrued interest and costs, by monthly installments, after which the claim against the Company will be fully resolved and the court proceedings summarily terminated. At December 31, 2003, Cdn$1450 remains payable under the settlement agreement.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Bloomberg, was as follows:

2003	High	Low

First Quarter	$0.25	$0.06
Second Quarter	$0.25	$0.08
Third Quarter	$0.49	$0.21
Fourth Quarter	$0.65	$0.42

2002	High	Low

First Quarter	$0.14	$0.04
Second Quarter	$0.38	$0.10
Third Quarter	$0.23	$0.08
Fourth Quarter	$0.25	$0.13

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Holders

As at December 31, 2003 there were approximately 48 holders of record of the common shares of SIII.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. of Vancouver, British Columbia in order to formalize an arrangement whereby the Company would, from time to time, borrow certain operating capital funds from Icon, at an agreed interest rate of ten percent (10%) and for which repayment the right would be given to Icon to convert all or part of the principal sum, plus interest or interest alone, into units each unit consisting of one common share of the Company and one non-transferable share purchase warrant, at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. For the year ending December 31, 2003, Icon had advanced a total of $61,539, plus accrued interest of $5,820, which can be converted into 952,957 units, at various a conversion prices of $0.05 to $0.23 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are payable on or before August 1, 2005. As at December 31, 2003 Icon had not exercised, under its right of conversion, any amount of the principal sum or accrued interest.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right, but not the obligation, to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total proceeds of the Unit Offering are $65,000 which were allocated to working capital. No share purchase warrants have been exercised as of the date of this Annual Report. The 650,000 shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreements with agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII. Under the agreement Star Leisure would, from time to time, agree to lend certain operating capital funds to the Company, as borrower. Under the terms and conditions of the Agreements, the funds loaned to the Company by the Lender are repayable on various dates up to November 27, 2005, and bear interest at the rate of 10% per annum. The individual loans were made in either United States currency or Canadian currency (which, for the purpose of calculating ratios, is converted into equivalent US amounts) and, for each particular loan, the Company shall execute and deliver to the Lender a Promissory Note evidencing the loan.

At any time and from time to time prior to the maturity date, the Lender shall each have the right to convert all or part of the Principal Sum and/or interest, into units, each unit consisting of one common share without par value in the capital of the Company and one non-transferable share purchase warrant, at the applicable conversion rate per unit. The conversion rate is calculated from the date of the loan using the previous 10 day closing average trading price less a discount to the average trading price (ATP) as follows: less than $0.11 per share, conversion at $0.05/unit, from $0.11 to $0.26 per share, conversion at 40% discount to ATP, from $0.26 to $0.50 per share, conversion at 50% discount to ATP and greater than $0.50 per share, conversion at 60% discount to ATP.

For the year ending December 31, 2003 Star Leisure had advanced a total of $81,206, plus accrued interest of $2,147 which can be converted into 477,010 units, at various a conversion prices of $0.13 to $0.24 per unit. The lender has not converted any part of the principal sums advanced or accrued interest into units as of December 31, 2003.

On November 30, 2003, the Company issued 198,000 Class A Convertible Preferred Shares at a deemed value of $4 to settle a termination fee of $792,000. This termination fee is to a former contractor who was to perform planning services for the Company which were subsequently assigned to another contractor. These Class A shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share or the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share.

Item 6: Management's Discussion and Analysis or Plan of Operation

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

(a) Plan of Operation

In the following discussion, management outline's its plan of operation for the next quarter and the balance of the fiscal year 2004. The discussion should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003 which are shown in Item 7 of this Annual Report. Certain matters discussed below are based on potential future circumstances and developments which the Company anticipates but which cannot be assured.

As at December 31, 2003 the Company had $346 cash on hand and a working capital deficiency of $351,979. Of this working capital deficiency $71,181 is due to related parties of which repayment will not be demanded until adequate resources become available. Management will also seek to settle certain outstanding debts by means of share issuances. The Company remains at the development stage as there were no revenues during the past fiscal year.

The Dream Island project in Bahrain, the Company's principal business, will require, over the next twenty to twenty-four months, a significant amount of investment capital to be secured to ensure that all stages of development can proceed and be completed on schedule and on budget. The highest percentage of the funding requirements will be met through senior debt instruments with banking, investment and construction institutions and through government financing incentives and concessions.

Further financing will be achieved through the pre-selling of the real estate units, villas and apartments, to be constructed as part of the Dream Island complex. Final arrangements and documentation are taking place at the present time with interested parties in Bahrain and Saudi Arabia for the commencement of these pre-sales during the second quarter of 2004. Pre-sale funds committed will be held in escrow in Bahrain financial institutions pursuant to the sales agreements and pending completion and release.

The first stage of the project, dredging and reclamation of the 41acre man-made island site, has been financed through the issuance to Robodh Contracting Establishment, Manama, Bahrain, of 1,268,750 Series A Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000 USD.

Management believes that the close connections and contacts it has made in the Middle East, especially the efforts of its Chairman, Mr. Abbas Salih, who has been stationed predominately in Saudi Arabia and Bahrain for the past year to oversee the project, will be of immense value in completing other essential contracts during the course of this project.

The Company's plan during the next quarter and for the balance of 2004 is to maintain the size and staffing of its Vancouver, British Columbia head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members the full-time and temporary staff and consultants. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

As required, any additional funding needed for general and administrative expenses will be raised by private placement or loans and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants.

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

Audit Fees

During the fiscal year ended December 31, 2003, the Company incurred approximately $ 10,000 in fees to Amisano Hanson, Chartered Accountants, for professional services rendered in connection with the audit of the Company's financial statements and approximately $9,100 for review of the Company's financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

Item 7: Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) REPORT AND CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002 (Stated in U.S. Dollars)

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Strategic Internet Investments, Incorporated (A Development Stage Company) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the three year period ended December 31, 2003 and for the period from inception of the development stage, February 28, 1989 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 and for the period from inception of the development stage, February 28, 1989 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
March 21, 2004	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

ASSETS
	2003	2002

Current
Cash	$346	$-
Prepaid expense	-	28,000
Due from related party – Note 6	9,494	-
	9,840	28,000

Capital assets – Note 3	949	1,356
Deferred investment costs – Note 4	99,210	65,000
	$109,999	$94,356

LIABILITIES

Current
Bank indebtedness	$-	$19
Accounts payable – Note 6	189,852	203,247
Due to related parties – Note 6	49,259	49,314
Current portion of loans payable – Notes 7 and 11	122,708	86,950

	361,819	339,530
Loans payable – Notes 7 and 11	114,689	25,894
	476,508	365,424
STOCKHOLDERS’ DEFICIENCY

Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 5	198	-
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
17,305,596 outstanding (2002: 15,205,596 outstanding) – Note 5	17,304	15,204
Additional paid-in capital	3,608,630	2,550,928
Contributed capital	294,027	240,527
Deficit accumulated during the development stage	(4,286,668)	(3,077,727)
	(366,509)	(271,068)
	$109,999	$94,356

Nature and Continuance of Operations – Note 1
Commitments – Notes 5 and 7
Subsequent Events – Notes 7 and 11

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2003, 2002 and 2001
and the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

							Cumulative
							from February
							28, 1989 (Date
							of Inception) to
							December 31,
		2003	2002		2001		2003

General and Administrative Expenses
Accounting and audit fees		$33,870	$10,602		$18,892		$78,027
Amortization		407	581		341		2,079
Consulting fees – Note 6		232,520	161,901		1,349,563		1,926,024
Filing fees		3,185	2,563		3,448		14,685
Interest – Note 6		9,399	1,641		4,020		15,060
Investor relations		-	-		50,502		50,502
Legal fees		2,553	12,077		22,261		99,027
Management fees – Note 6		-	-		63,000		112,000
Office and general expenses –Note 6		13,016	8,087		15,716		114,515
Rent – Note 6		10,239	5,383		6,198		36,234
Telephone expense		18,074	6,284		7,097		43,269
Transfer agent fees		5,362	5,639		7,715		26,108
Travel and promotion		34,816	-		4,938		48,564
Non-cash compensation charge – Note 5		53,500	-		136,378		268,585

Loss before the following:		(416,941)	(214,758)		(1,690,069)		(2,834,679)
Unauthorized distribution		-	-		-		(69,116)
Termination fee – Note 5		(792,000)	-		-		(792,000)
Gain on settlement of debt		-	-		-		15,464
Write-down of advances to related party		-	-		(606,337)		(606,337)

Net loss for the period	$	(1,208,941)	$(214,758)	$	(2,296,406)	$	(4,286,668)

Basic loss per share		$(0.07)	$(0.02)		$(0.19)

Weighted average number of common shares
outstanding		16,513,952	13,050,725		12,193,953

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for years ended December 31, 2003, 2002 and 2001
and the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

				Cumulative
				from February
				28, 1989
				(Date of Incep-
				tion) to
				December 31,
	2003	2002	2001	2003
Cash flows used in operating activities:
Net loss	$(1,208,941)	$(214,758)	$(2,296,406)	$(4,286,668)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization	407	581	341	2,079
Consulting fees	-	-	-	6,200
Gain on settlement of debt	-	-	-	(15,464)
Issue of stock pursuant to a consulting
agreement	203,000	103,400	1,351,587	1,657,987
Management fees	-	-	-	7,000
Non-cash compensation charge	53,500	-	136,378	268,585
Termination fees	792,000	-	-	792,000
Write-down of advance to related party	-	-	606,337	606,337
Changes in non-cash items:
Prepaid expenses	28,000	-	-	28,000
Due from related party	(9,494)	-	(281,337)	(615,831)
Accounts payable	(13,395)	60,187	124,523	445,865
Due to related party	(55)	8,358	(15,899)	64,883

Net cash used in operating activities	(154,978)	(42,232)	(374,476)	(1,039,027)

Cash flow used in investing activities:
Organization costs	-	-	-	(750)
Acquisition of capital assets	-	-	(2,278)	(2,278)
Deferred investment costs	(34,210)	-	-	(34,210)

Net cash used in investing activities	(34,210)	-	(2,278)	(37,238)

Cash flows from financing activities:
Bank indebtedness	(19)	19	-	-
Loans payable	124,553	42,157	70,687	237,397
Proceeds from issuance of common stock	65,000	-	304,742	841,042
Payment of offering costs	-	-	-	(27,270)
Contributed capital	-	-	-	25,442

Net cash provided by financing activities	189,534	42,176	375,429	1,076,611

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED Continued
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for years ended December 31, 2003, 2002 and 2001
and the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

				Cumulative
				from February
				28, 1989
				(Date of Incep-
				tion) to
				December 31,
	2003	2002	2001	2003

Net increase (decrease) in cash	346	(56)	(1,325)	346

Cash, beginning of period	-	56	1,381	-

Cash, end of period	$346	$-	$56	$346

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$990	$1,641	$4,020	$6,651
Income taxes	$-	$-	$-	$-

Non-Cash Transactions - Note 10

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total
Balance, February 28, 1989	-	$-	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	-	-	33,347	33	9,967		-	10,000

Balance, December 31, 1989	-	-	33,347	33	9,967	-	-	10,000
Issuance of stock during public offering for $3.00
per share, net of offering costs of $27,270	-	-	33,348	33	72,697		-	72,730
Net loss	-	-	-	-	-		(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664		(84,159)	(1,429)
Net loss	-	-	-	-	-		(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664		(85,575)	(4,845)
Net loss	-	-	-	-	-		(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664		(90,288)	(7,558)
Net loss	-	-	-	-	-		(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664		(91,902)	(9,172)
Net loss	-	-	-	-	-		(1,863)	(1,863)

Balance, December 31, 1994	-	-	66,695	66	82,664		(93,765)	(11,035)
Issuances of stock for services rendered
– at $0.03	-	-	50,000	50	1,450		-	1,500
Contributed capital	-	-	-	-	-	24,842	-	24,842
Net loss	-	-	-	-	-		(16,735)	(16,735)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1995	-	-	116,695	116	84,114	24,842	(110,500)	(1,428)
Net loss	-	-	-	-	-	-	(9,068)	(9,068)

Balance, December 31, 1996	-	-	116,895	116	84,114	24,842	(119,568)	(10,496)
Issuance of stock for cash – at $0.011	-	-	2,000,000	2,000	19,300	-	-	21,300
Contributed capital	-	-	-	-	-	600	-	600
Net loss	-	-	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997
Issuance of stock for services rendered	-	-	2,116,695	2,116	103,414	25,442	(141,829)	(10,857)
– at $0.001	-	-	7,000,000	7,000	-	-	-	7,000
– at $0.01	-	-	620,000	620	5,580	-	-	6,200
Net loss	-	-	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	-	-	9,736,695	9,736	108,994	25,442	(194,137)	(49,965)
Net loss	-	-	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	-	-	9,736,695	9,736	108,994	25,442	(230,132)	(85,960)
Issuance of stock for cash pursuant to a
private placement – at $0.30	-	-	1,133,334	1,133	338,867	-	-	340,000
Issue of stock for finders fee	-	-	50,000	50	(50)	-	-	-
Net loss	-	-	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	-	-	78,707	-	78,707

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED Continued
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2000	-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services rendered
– at $0.50	-	-	328,356	328	163,851	-	-	164,179
– at $1.55	-	-	13,383	13	20,731	-	-	20,744
– at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a private
placement – at $0.30	-	-	883,332	883	264,117	-	-	265,000
Issuance of stock for cash
pursuant to the exercise of warrants – at $2.00	-	-	28,800	29	57,571	-	-	57,600
Less: issue costs	-	-	-	-	(17,858)	-	-	(17,858)
Net loss	-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001	-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting
– at $0.35	-	-	80,000	80	27,920	-	-	28,000

Issuance of stock for deferred investment
Costs – at $ 0.05	-	-	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services
-at $0.05	-	-	100,000	100	4,900	-	-	5,000
–at $0.055	-	-	60,000	60	3,240	-	-	3,300
–at $0.10	-	-	105,000	105	10,395	-	-	10,500
–at $0.148	-	-	27,000	27	3,973	-	-	4,000
–at $0.20	-	-	175,000	175	34,825	-	-	35,000
–at $0.209	-	-	17,143	17	3,583	-	-	3,600
–at $0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance for stock for debt – at $0.20	-	-	458,135	458	91,169	-	-	91,627
–at $0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss	-	-	-	-	-	-	(214,758)	(214,758)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to December 31, 2003
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	650,000	650	64,350	-	-	65,000
Net loss	-	-	-	-	-	-	1,208,941	(1,208,941)
Issued for termination fee	198,000	198	-	-	791,802	-	-	792,000

Balance, December 31, 2003	198,000	$198	17,305,596	$17,304	$3,608,630	$294,027	$(4,286,668)	$(366,509)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $4,286,668 since inception and at December 31, 2003 has a working capital deficiency of $351,979. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2004 by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries Strategic Internet Investment Canada Inc. and 3851630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant inter-company transactions were eliminated.

…/Cont’d.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Income Taxes

The Company follows Statement of Financial Accounting Standard, (“FAS”) No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at then date of the transaction, in accordance with FAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, due to/from related parties and loans payable approximates fair value because of the short maturity of these instruments. The long-term portion of loans payable also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, “Accounting for Stock Issued to Employees”, and provide the disclosures required under FAS No. 123, “Accounting for Stock-based Compensation”, as amended by FAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, amendment of FAS Statement No. 123”.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Capital Assets

	2003			2002
		Accumulated
	Cost	Amortization	Net	Net
Computer equipment	$2,278	$1,329	$949	$1,356

Note 4

Deferred Investment Costs

Deferred investment costs consist of consultants fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L. (Note 5).

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 5

Capital Stock – Note 7

Class A Convertible Preferred Shares

On November 15, 2002, the Company filed a Certificate of Designation for Class A Convertible Preferred Shares with the State of Delaware. These Class A shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share or the average of twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6.00 per share. On November 30, 2003, the Company issued 198,000 shares at a value of $4 to settle a termination fee of $792,000. This termination fee is to a former contractor who was to perform planning services for the Company which were subsequently assigned to another contractor.

Commitments

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan. The plan allows for the granting of share purchase options at a price of not less than 100% of the fair market value of the stock. The total number of options granted must not exceed 15% of the outstanding common stock of the Company. The plan expires on July 1, 2017.

Stock-based Compensation

On September 5, 2003, the Company granted stock options to officers, directors and employees of the Company and consultants to the Company to purchase common shares of the Company at the closing price of the Company’s common stock on the date of the grant. Options are not granted to anyone other than the aforementioned individuals. The options have been granted with a term of 5 years. The stock options vest over a period of one year.

Presented below is a summary of the stock option activity for the years shown:

	December 31, 2003		December 31, 2003
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at beginning of
year	265,000	$0.50	805,000	$0.50
Cancelled	(265,000)	$0.50	(540,000)	$0.50
Granted	1,765,000	$0.25	-	-

Outstanding at end of year	1,765,000	$0.25	265,000	$0.50
Exercisable at end of year	706,000	$0.25	265,000	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

At December 31, 2003, 1,765,000 share purchase options are outstanding to directors, employees and consultants entitling the holders thereof the right to purchase one common share of the Company at $0.25 per share. These share purchase options expire September 5, 2008.

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

For the year ending December 31, 2003, the total non-cash compensation charge determined is $441,250. As the stock options have a graded vesting schedule, the total compensation cost recognized at December 31, 2003 is as follows:

				Cumulative
				from
				February 28,
				1989 (Date of
				Inception)
				December 31,
	2003	2002	2001	2003
Total non-cash compensation
charge vested	$176,500	$-	$249,222	$570,007
Consultants’ non-cash
compensation charge recognized	(53,500)	-	(136,378)	(268,585)
Employee’s non-cash
compensation charge	$123,000	$-	$112,844	$301,422

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

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

					Cumulative
					from
					February 28,
					1989 (Date of
					Inception)
					December 31,
		2003	2002	2001	2003
Net loss	As reported	$(1,208,941)	$(214,758)	$(2,296,406)	$(4,286,668)
	Pro-forma	$(1,331,941)	$(214,758)	$(2,409,250)	$(4,588,090)

Basic loss per share	As reported	$(0.07)	$(0.02)	$(0.19)	$-
	Pro-forma	$(90.08)	$(0.02)	$(0.20)	$-

The weighted average fair value at date of grant of the options granted were as follows:

2003
Weighted average fair value	$0.25
Total options granted	1,765,000
Total fair value of all options granted	$441,250

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected dividend yield	0.0%
Expected volatility	252%
Risk-free interest rate	4.5%
Expected term in years	5

Share Purchase Warrants

At December 31, 2003 there were 650,000 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share at $0.10 per share for each warrant held. These warrants expire on March 13, 2005.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period as follows:

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

In addition, the Company shall make cash payments to Star Leisure totalling US$100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. At December 31, 2003 the Company has paid $34,210 with the balance of $65,790 to be paid on or before July 11, 2004. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for hard costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued into escrow $5,075,000 face value Class A Convertible Preferred shares as full payment (1,268,750 Class A Convertible Preferred Shares). These shares will be released in stages as the dredging contract progresses At December 31, 2003, no value has been recorded for the shares as work has not commenced in the project and none of the shares have been released from escrow. An agent’s fee of 0.5% of the value of the shares released will be payable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 5

Capital Stock – Note 7 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

Pursuant to an agreement dated October 20, 2003, the Company has agreed to issue 1,137,500 Class A convertible preferred shares of the Company at a deemed value of $4 per share for Technical Planning services for the Dream Island Project. These shares will be placed in escrow and released as work is performed. The shares are convertible to common shares at the average or twenty consecutive days closing prices which shall not be less than $1.50 per share or greater than $6 per share. At December 31, 2003, no value has been recorded for the shares as work has not commenced on the project and none of the shares have been released from escrow.

Note 6	Related Party Transactions – Notes 5 and 7 The Company was charged the following by a director of the Company and by companies with common directors of the Company:

				Cumulative
				from
				February 28,
				1989 (Date of
				Inception) to
				December 31,
	2003	2002	2001	2003
Consulting fees	$-	$-	$29,470	$35,670
Interest	2,445	695	-	3,140
Management fees	-	-	63,000	112,000
Office and general expenses	3,925	-	10,050	26,944
Rent	10,239	-	6,198	30,851
	$16,609	$695	$108,718	$208,605

Deferred investment costs at December 31, 2003 included $34,210 (2002: $Nil) charged by a related company in respect to a cash payment required pursuant to an acquisition agreement (Note 5).

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

At December 31, 2003 due from related party is comprised of advances to a company with which the Company has a common director. These amounts are non-interest bearing, unsecured and repayable on demand.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 6

Related Party Transactions – Notes 5 and 7

At December 31, 2003, accounts payable includes $71,181 (2002: $90,441) due to directors of the Company and companies controlled by directors of the Company in respect to unpaid management fees.

At December 31, 2003 and 2002, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with common directors. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

Note 7	Loans payable – Note 11

			2003	2002
a)	Loan payable to a shareholder. This loan is unsecured, non-interest bearing and repayable on demand.		$13,837	$13,837

b)	Loan payable to companies controlled by directors of the Company. $50,000 is unsecured, non-interest bearing and repayable no later than July 15, 2004.		50,000	65,693

c)	Loan payable to a shareholder including accrued interest of $1,992 (2002: $1,385). The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.		8,027	7,420

d)

Loan payable to a shareholder pursuant to a Convertible Loan Agreement. Interest is calculated at 10% per annum. This loan matures not later than August 1, 2005.

The lender may, at any time, convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Any conversion by the Lender of the Loan and/or accrued interest into equity as contemplated under the Agreement shall occur at a discount, as specified below, to the ten (10) day average market closing price, calculated from the ten business days immediately preceding a loan draw date, (the “Average Price”), of the Borrowers common stock as quoted through the facilities of the OTC:BB. The Conversion Rate will be calculated as follows:

	i)	The Conversion Rate will be deemed to be $0.05 per unit for all Loan Draws where the Average Price is less than or equal to $0.10 per share;

	ii)	Average Price less than or equal to $0.25 per share and more than $0.10 per share, discount is 40%;

	iii)	Average Price less than or equal to $0.50 per share and more than $0.25 per share, discount is 50%; and

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 7	Loans payable – Note 11 – (cont’d)
				2003	2002
		iv)	Average price more than $0.50 per share discount will be 60%.	67,359	25,894

	e)	Loan payable to a shareholder including accrued interest of $905. The loan is unsecured, bears interest at 10% per annum and is repayable not later than July 15, 2004		14,821	-

	f)	Loans payable to a company controlled by a director of the Company pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum. The loans mature on various dates to November 27, 2005. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Conversion of this loan and associated warrants to equity will be at various rates ranging from $0.13 to $0.24 per share.		83,353	-
				237,397	112,844

			Less: current portion	(122,708)	(86,950)

				$114,689	$25,894

	The long-term portion of loans payable is repayable not later than November 27, 2005.

Note 8	Deferred Tax Assets The following table summarizes the significant components of the Company’s deferred tax assets:

					Total

		Deferred Tax Assets
			Net tax operating loss carryforward		$1,462,587
			Net tax capital loss carryforward		206,040

		Gross deferred tax assets			$1,668,627
		Valuation allowance for deferred tax asset			(1,668,627)
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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
(Stated in U.S. Dollars)

Note 9

Income Taxes

At December 31, 2003, the Company has net operating loss carryforwards which expire commencing in 2010 totalling approximately $4,301,725. The Company has a capital loss carryforward which expires in 2006, totalling approximately $606,000. The potential tax benefits of these losses have not been recorded in the financial statements.

Note 10

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for services provided to the Company during the following years:

			Average
	Number of	Number of	Price
	Preferred Shares	Common Shares	Per Share	$
1995	-	50,000	$0.03	1,500
1998	-	7,000,000	$0.001	7,000
1998	-	620,000	$0.01	6,200
2001	-	233,333	$0.50	116,667
2002	-	680,886	$0.12	138,006
2002	-	1,380,000	$0.07	93,000
2003	198,000	-	$4.00	792,000
2003	-	145,000	$0.14	203,000

	198,000	11,414,219		1,357,373

These amounts have been excluded from the statement of cash flows.

Note 11	Subsequent Events – Note 7 Subsequent to December 31, 2003, the Company;

	i)	received an additional $35,000 pursuant to the Convertible Loan Agreement (Note 7 (d)); and

	ii)	granted options to a consultant to purchase 100,000 common shares at $0.35 per share expiring not later than February 5, 2009.

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

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a) The directors and executive officers of the Company as at December 31, 2002 are as follows:

Name	Age	Position

Ralph Shearing	47	President, CEO

Abbas Salih	56	Chairman

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

Ralph Shearing was appointed as a Director and President in December, 1998 and Abbas Salih was appointed Chairman of the Board on October 7, 1998.

RALPH E. SHEARING, B.Sc., P.Geol., Age 47, President and CEO

Mr. Shearing has been President and Director of the Company since December, 1998. Mr. Shearing graduated from the University of British Columbia in 1981 with a Bachelor of Science Degree in Geology and immediately began practicing his profession in Canada on numerous large scale mining projects. In 1985 he and a colleague founded Quest Canada Drilling Ltd., a very successful diamond drilling company, and, in 1986, he founded Soho Resources Corp., a resource exploration company currently listed on the Canadian Venture Exchange (symbol "SOH"). Mr. Shearing also serves on the Board of Mantle Minerals Corp., a Canadian diamond exploration company.

With over seventeen years of senior level public company management experience, Mr. Shearing is well qualified and competent to preside over the Board of Ohio.

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

Item 11 Executive Compensation

(a) General

(1) For the fiscal year ended December 31, 2003 neither of the directors or officers was compensated for acting in their capacities as a director or officer. The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company currently has no pension plan, health plan, income profit sharing or other similar plan. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

On July 1, 2002 the Company's Board of Directors abandoned the Stock Option Plan established on September 30, 2000 and adopted and approved an Stock Award Plan which allows for the granting of incentive options in an amount not greater than 15% of the total outstanding shares of the Company at a price of not less than 100% of the fair market value of the stock on the date of granting of the option. The Plan provides for both direct award and sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include Non-Statutory Options as well as ISO's intended to qualify under Section 422 of the Internal Revenue Code of 1986. Under the Plan, options are exercisable within ten years of the date of granting, or, 90 months after employment ceases, whichever date is earliest. The plan is effective for a period of fifteen years expiring on July 1, 2017.

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

As of the date of this Annual Report, a total of 11 employees including consultants, directors and officers have been granted share purchase options to acquire a total of 1,765,000 common shares of the Company at a price of $0.25 per share. The President of the Company and the Chairman of the Board have each been granted 600,000 share purchase options each under the Plan.

(b) Summary Compensation Table
(1)

SUMMARY COMPENSATION TABLE OF EXECUTIVE OFFICERS

					Longterm Compensation
	Annual Compensation				Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and	Year	Salary	Bonus	Other Annual	Restricted	Securities
Principal				Compensation	Stock	Underlying
Position					Awards	Options/
		$	$	$	$	SARs (#)

Ralph Shearing	2003	0	0	0	0	0
Director/President	2002	0	0	0	0	0
	2001	0	0	31,500	0	0

Abbas Salih	2003	0	0	0	0	0
Director/Chairman/	2002	0	0	0	0	0
Secretary	2001	0	0	31,500	0	0

(b) (2)(iv) Other than the share purchase options detailed under column (g) there were no other long-term compensation awards or pay-outs in the last fiscal year ending December 31, 2003.

(b) (2)(v) There was no other compensation for the fiscal year ended December 31, 2003.

(c) Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year

	Individual Grants
(a)	(b)	(c)	(d)	(e)

Name	Number of	% of Total Options/	Exercise	Expiration
	Securities Underlying	Granted to Employees	or base	Date
	Options/SAR's Granted	in Fiscal Year	Price($/Sh)

Ralph Shearing	600,000	34	$0.25	30/09/05
(Director)

Abbas Salih	600,000	34	$0.25	30/09/05
(Director)

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)

Name	Shares	Value	Number of Securities	Value of
	Acquired on	Realized	Underlying	Unexercised
	Exercise(#)	($)	Unexercised Options	In-the-Money
			SAR's at FY-End (#)	Options/SAR's at
FY-End ($)

Ralph Shearing	$0.00	$0.00	600,000	$0.00

Abbas Salih	$0.00	$0.00	600,000	$0.00

(e)	Long-Term Incentive Plan ("LTIP") Awards Table

None. Not Applicable

(f)	Compensation of Director
(1) Standard Arrangements - none
(2) Other Arrangements - none

(g)	Employment Contracts and Termination of Employment and Change In Control Arrangements

(2) None. Not Applicable

(h)	Report on Repricing of Options/SAR's
(1) Not Applicable.
(2) Not Applicable

Item 12 Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth information, as at December 31, 2003, as to the names and addresses and the number of shares of common stock of the Company owned of record or beneficially owned by each individual known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, the names and addresses of each officer and director and the number of shares controlled by the officers and directors as a group.

Title of Class	Name and Address of	Beneficial Ownership	Percent
	Beneficial Owner		of Class

Common	Ralph Shearing President Suite 450, 650 West Georgia Street, Vancouver, B.C.	0	0%

Common	Abbas Salih Chairman/Secretary Suite 450, 650 West Georgia Street Vancouver, B.C.	7,003,310	40%
Officers and Directors as a group		7,003,310	40%

* The 7,003,310 shares controlled by the officers and directors as a group is beneficially owned by Canarab Acquisitions, a private company the majority of whose shares are controlled by Abbas Salih. Mr. Ralph Shearing is President of Canarab Acquisitions and a minority shareholder.

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

Certain financial related party transactions are adequately explained in Item 7, Note 6 of this report.

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

Item 15 Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(1) Exhibits:

Regulation
S-K Number	Exhibit

3.1	Articles of Incorporation	*
3.4	Bylaws	*
3.5	Certificate of Amendment	*

10.5	Stock Award Plan	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Court Order dated August 23, 1991	**
99.3	Court Order dated June21, 1995	**

*	Incorporated by reference to Form 10-KSB Annual Report for the years ending December 31, 2001 and December 31, 2002
**	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 1994

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2004	STRATEGIC INTERNET INVESTMENTS, INCORPORATED (Registrant) /s/ Ralph Shearing ___________________________ Ralph Shearing, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2004	STRATEGIC INTERNET INVESTMENTS, INCORPORATED (Registrant)

/s/ Ralph Shearing ___________________________ Ralph Shearing, President	/s/ Abbas Salih ___________________________ Abbas Salih, Director/Chairman/Secretary