Form 10QSB
period 2004-03-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2004-05-24
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Small Business Issuer:

Delaware	84-1116458
State of incorporation	IRS Employer Identification

Suite 450, 650 West Georgia Street
Vancouver, BC
Canada V6B 4N8
Address of principal executive offices

604-684-8662
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Common shares outstanding as of May 10, 2004: 18,198,960

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Statements made in this report that are not historical or current facts are "forward-looking statements" made pursuant to the Safe Harbor Provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue" or the negative thereof.

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

1. Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

Current
Cash	18,436	346
Due from related party	669	9,494
	19,105	9,840
Capital assets	877	949
Deferred investment costs – Note 4	99,210	99,210
	$119,192	$109,999

LIABILITIES

Current
Accounts payable	$181,096	$189,852
Due to related parties	49,259	49,259
Current portion of loans payable – Note 5	87,024	122,708
	317,379	361,819
Loans payable – Note 5	171,328	114,689
	488,707	476,508

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 6 and 8
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
18,130,960 outstanding (2003: 17,305,596 outstanding)	18,129	17,304
Additional paid-in capital	3,656,342	3,608,630
Contributed capital	327,577	294,027
Deficit accumulated during the development stage	(4,371,761)	(4,286,668)
	(369,515)	(366,509)
	$119,192	$109,999

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2004 and 2003
and February 28, 1989 (Date of Inception) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

				Cumulative
				from February
				28, 1989 (Date
	Three months			of Inception) to
	ended March 31,			March 31,
	2004	2003		2004

General and Administrative Expenses
Accounting and audit fees	$2,152	$-		$80,179
Amortization	72	102		2,151
Consulting fees	1,500	21,000		1,927,524
Filing fees (recovery)	-	(162)		14,685
Interest	4,792	1,355		19,852
Legal fees	337	3,544		50,839
Investor relations	5,724	-		104,751
Management fees	-	-		112,000
Office and general expenses	1,144	216		115,659
Rent	4,553	-		40,787
Telephone expenses	3,238	2,636		46,507
Transfer agent fees	1,140	981		27,248
Travel and promotion	26,891	-		75,455
Non-cash compensation charge	33,550	-		302,135

Loss before the following:	(85,093)	(29,672)		(2,919,772)
Unauthorized distribution	-	-		(69,116)
Termination fee	-	-		(792,000)
Gain on settlement of debt	-	-		15,464
Write-down of advances to related party	-	-		(606,337)

Net loss for the period	$(85,093)	$(29,672)	$	(4,371,761)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding	18,112,820	15,237,651

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2004 and 2003
and February 28, 1989 (Date of Inception) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Three months ended		of Inception) to
	March 31,		March 31,
	2004	2003	2004

Cash flows used in operating activities:
Net loss	$(85,093)	$(29,672)	$(4,371,761)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization	72	102	2,151
Consulting fees	-	-	6,200
Gain on settlement of debt	-	-	(15,464)
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	33,550	-	302,135
Termination fees	-	-	792,000
Issue of stock pursuant to a consulting agreement	-	-	1,657,987
Changes in non-cash items:
Due from related party	8,825	-	(607,006)
Accounts payable	(8,756)	(10,568)	437,109
Prepaid expense	-	852	28,000
Due to related party	-	(25)	64,883

Net cash used in operating activities	(51,402)	(39,311)	(1,090,429)

Cash flow used in investing activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(2,278)
Deferred investment cost	-	(34,210)	(34,210)

Net cash used in investing activities	-	(34,210)	(37,238)

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2004 and 2003
and February 28, 1989 (Date of Inception) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Three months ended		of Inception) to
	March 31,		March 31,
	2004	2003	2004

Cash flows from financing activities:
Bank indebtedness	-	(19)	-
Loans payable	69,492	8,586	306,889
Proceeds from issuance of common stock	-	65,000	841,042
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided by financing activities	69,492	73,567	1,146,103

Net increase in cash	18,090	46	18,436

Cash, beginning of period	346	-	-

Cash, end of period	$18,436	$46	$18,436

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$6,651

Income taxes	$-	$-	$-

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to March 31, 2004
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, February 28,1989	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock to insiders on March 7, 1989 - $0.03	-	-	33,347	33	9,967		-	10,000

Balance, December 31, 1989	-	-	33,347	33	9,967	-	-	10,000

Issuance of stock during public offering for $3.00 per
share, net of offering costs of $27,270	-	-	33,348	33	72,697		-	72,730

Net loss	-	-	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664	-	(84,159)	(1,429)

Net loss	-	-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664	-	(85,575)	(4,845)

Net loss	-	-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664	-	(90,288)	(7,558)

Net loss	-	-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664	-	(91,902)	(9,172)

Net loss	-	-	-	-	-	-	(1,863)	(1,863)

Balance, December 31, 1994	-	-	66,695	66	82,664	-	(93,765)	(11,035)

Issuances of stock for services rendered - at $0.03	-	-	50,000	50	1,450	-	-	1,500

Contributed capital	-	-	-	-	-	24,842	-	24,842

Net loss	-	-	-	-	-	-	(16,735)	(16,735)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)	Continued
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY for the period from February 28, 1989 (Date of Inception) to March 31, 2004 (Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1995	-	-	116,695	116	84,114	24,842	(110,500)	(1,428)

Net loss	-	-	-	-	-	-	(9,068)	(9,068)

Balance, December 31, 1996	-	-	116,895	116	84,114	24,842	(119,568)	(10,496)

Issuance of stock for cash – as at $0.011	-	-	2,000,000	2,000	19,300	-	-	21,300

Contributed capital	-	-	-	-	-	600	-	600

Net loss	-	-	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	-	-	2,116,695	2,116	103,414	25,442	(141,829)	(10,857)

Issuance of stock for services rendered – at $0.001	-	-	7,000,000	7,000	-	-	-	7,000

– at $0.01	-	-	620,000	620	5,580	-	-	6,200

Net loss	-	-	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	-	-	9,736,695	9,736	108,994	25,442	(194,137)	(49,965)

Net loss	-	-	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	-	-	9,736,695	9,736	108,994	25,442	(230,132)	(85,960)

Issuance of stock for cash pursuant to a private placement - at $0.30	-	-	1,133,334	1,133	338,867	-	-	340,000

Issue of stock for finders fee	-	-	50,000	50	(50)	-	-	-

Net loss	-	-	-	-	-	-	(336,431)	(336,431)

Non-cash compensation charge	-	-	-	-	-	78,707	-	78,707

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)	Continued
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY for the period from February 28, 1989 (Date of Inception) to March 31, 2004 (Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2000	-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)

Issuance of stock for services rendered – at $0.50	-	-	328,356	328	163,851	-	-	164,179
– at $1.55	-	-	13,383	13	20,731	-	-	20,744
– at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331

Issuance of stock for cash pursuant to a private
placement – at $0.30	-	-	883,332	883	264,117	-	-	265,000

Issuance of stock for cash pursuant to the exercise of	-	-	28,800	29	57,571	-	-	57,600
warrants – at $2.00
Less: issue costs	-	-	-	-	(17,858)	-	-	(17,858)
Net loss	-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001	-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)

Issuance of stock for prepaid	-	-	80,000	80	27,920	-	-	28,000
consulting – at $0.35

Issuance of stock for deferred	-	-	1,300,000	1,300	63,700	-	-	65,000
investment costs – at $0.05
	-	-	100,000	100	4,900	-	-	5,000
Issuance of stock for services – at $0.05
– at $0.055	-	-	60,000	60	3,240	-	-	3,300
– at $0.10	-	-	105,000	105	10,395	-	-	10,500
– at $0.148	-	-	27,000	27	3,973	-	-	4,000
– at $0.20	-	-	175,000	175	34,825	-	-	35,000
– at $0.209	-	-	17,143	17	3,583	-	-	3,600
– at $0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance of stock for debt – at $0.20	-	-	458,135	458	91,169	-	-	91,627
– at $0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss	-	-	-	-	-	-	(214,758)	(214,758)

…/Cont’d.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)	Continued
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY for the period from February 28, 1989 (Date of Inception) to March 31, 2004 (Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)

Non-cash compensation charge	-	-	-	-	-	53,500	-	53,500

Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	-	203,000

Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	650,000	650	64,350	-	-	65,000

Net loss	-	-	-	-	-	-	1,208,941	(1,208,941)

Issued for termination fee	198,000	198	-	-	791,802	-	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,608,630	294,027	(4,286,668)	(366,509)

Non-cash compensation charge	-	-	-	-	-	33,550	-	33,550

Issue of stock for debt	-	-	825,364	825	47,712	-	-	48,537

Net loss	-	-	-	-	-	-	(85,093)	(85,093)

Balance, March 31, 2004	198,000	$198	18,130,960	$18,129	$3,656,342	$327,577	$(4,371,761)	$(369,515)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Stated in U.S. Dollars)
(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2004 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2004, the Company has a working capital deficiency of $298,274, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year and has accumulated losses of $4,371,761 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 5	Loans Payable – Note 6

				March 31,	December 31,
				2004	2003

	a)		Loan payable to a shareholder. This loan is unsecured, non-interest
			bearing and repayable on demand.	$13,837	$13,837

	b)		Loan payable to companies controlled by directors of the Company
			is unsecured, non-interest bearing and repayable no later than
			July 15, 2004.	50,000	50,000

	c)		Loan payable to a shareholder including accrued interest of
			$2,153 (2003: $1,992). The loan is unsecured, bears interest
			at 8% per annum and is repayable upon demand.	8,187	8,027

	d)		Loan payable to a shareholder pursuant to a Convertible Loan Agreement.
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

		iii)	Average Price less than or equal to $0.50 per share and more than
			$0.25 per share, discount is 50%; and

		iv)	Average price more than $0.50 per share discount will be 60%.	63,403	67,359

	e)		Loan payable to a shareholder including accrued interest of $1,084 (2002: $905).
			The loan is unsecured, bears interest at 10% per annum and is repayable
			not later than July 15, 2004.	15,000	14,821

Note 5 Loans Payable – Note 6 – (cont’d)

		March 31,	December 31,
		2004	2003

f)	Loans payable to a company controlled by a director of the Company
	pursuant to Convertible Loan Agreements. Interest is calculated at 10% per
	annum. The loans mature on various dates to November 27, 2005. The lender
	may at anytime convert the principal sum plus accrued interest into units of
	the Company. Each unit will consist of one common share plus one common
	share purchase warrant. Conversion of this loan and associated warrants to
	equity will be at various rates ranging from $0.13 to $0.24 per share.	107,925	83,353

		258,352	237,397
	Less:	(87,024)	(122,708)
		$171,328	$114,689

The long-term portion of loans payable is repayable not later than November 27, 2005.

Note 6

Capital Stock – Note 8

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share during the first 180 days following issuance, and thereafter at the average of twenty consecutive days closing prices, which shall not be less than $1.50 per share or greater than $6.00 per share.

Commitments

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan. The plan allows for the granting of share purchase options at a price of not less than 100% of the fair market value of the stock. The total number of options granted must not exceed 15% of the outstanding common stock of the Company. The plan expires on July 1, 2017.

Stock-based Compensation

On February 5, 2004, the Company granted stock options to a consultant to the Company to purchase common shares of the Company at the closing price of the Company’s common stock on the date of the grant. The options have been granted with a term of 5 years. The stock options vest over a period of one year.

Note 6	Capital Stock – Note 8 – (cont’d) Commitments – (cont’d) Stock-based Compensation – (cont’d) During the period ended March 31, 2004, the change in share purchase options outstanding is as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

Outstanding at beginning of period	Sept. 5, 2008	1,765,000	$0.25
Granted during the period	Feb. 5, 2009	100,000	$0.35
Options outstanding at end of period		1,865,000	$0.26

At March 31, 2004, 1,079,000 share purchase options have vested.

As the stock options have a graded vesting schedule, the total compensation cost recognized for the three months ended March 31, 2004 is as follows:

			Cumulative
			from
			February 28,
			1989 (Date of
			Inception)
	March 31,	March 31,	March 31,
	2004	2003	2004

Total non-cash compensation charge
vested	$95,050	$-	$665,057
Consultants’ non-cash compensation
charge recognized	(33,550)	-	(302,135)
Employee’s non-cash compensation
charge	$61,500	$-	$362,922

Note 6

Capital Stock – Note 8 – (cont’d)

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

				Cumulative
				from
				February 28,
				1989 (Date of
				Inception)
		March 31,	March 31,	March 31
		2004	2003	2004

Net loss	As reported	$(85,093)	$(29,672)	$(4,371,761)
	Pro-forma	$(146,593)	$(29,672)	$(4,673,896)

Basic loss per share	As reported	$(0.00)	$(0.00)	$-
	Pro-forma	$(0.01)	$(0.00)	$-

The weighted average fair value of the options vested during the three months ended March 31, 2004 were as follows:

2004

Weighted average fair value	$0.25
Total options vested	373,000
Total fair value of all options vested	$95,050

Note 6

Capital Stock – Note 8 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2004

Expected dividend yield	0.0%
Expected volatility	185%
Risk-free interest rate	2%
Expected term in years	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Share Purchase Warrants

At March 31, 2004, the following share purchase warrants were outstanding:

Number	Exercise	Expiry
of Warrants	Price	Date

643,716	$0.05	December 31, 2004
75,820	$0.07	February 5, 2005
27,760	$0.10	February 5, 2005
50,568	$0.12	March 5, 2005
27,500	$0.08	March 5, 2005
650,000	$0.10	March 13, 2005
1,475,364

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

Note 6

Capital Stock – Note 8 – (cont’d)

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

In addition, the Company shall make cash payments to Star Leisure totalling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the $100,000 payment. The remaining balance of $65,790 is due on or before July 11, 2004. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

Note 6

Capital Stock – Note 8 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At March 31, 2004, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

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

Pursuant to an agreement dated October 20, 2003, the Company has issued 1,137,500 Class A convertible preferred shares of the Company at a deemed value of $4 per share for Technical Planning services for the Dream Island Project. These shares were issued in escrow, and will be released over time as work on the project progresses. At March 31, 2004, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

Note 7	Non-Cash Transactions Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

Note 7	Non-Cash Transactions – (cont’d) The Company issued common shares for services provided to the Company during the following years:

	Number of	Number of	Price
	Preferred	Common Shares	Share	$
	Shares

1995	-	50,000	$0.03	1,500
1998	-	7,000,000	$0.001	7,000
1998	-	620,000	$0.01	6,200
2001	-	233,333	$0.50	116,667
2002	-	680,886	$0.12	138,006
2002	-	1,380,000	$0.07	93,000
2003	-	1,450,000	$0.14	203,000
2003	198,000	-	$4.00	792,000
2004	-	825,314	$0.06	48,537
	198,000	12,239,583		1,405,910

Note 8	Subsequent Events Subsequent to March 31, 2004, the Company:

	i)	issued 18,000 common shares at $0.25 per share ($4,500) pursuant to the exercise of 18,000 share purchase options;

	ii)	granted 25,000 common share purchase options with an exercise price of $0.63 per share, expiring on April 15, 2009;

	iii)	issued 50,000 common shares at $0.30 per share, in settlement of loans and accrued interest in the amount of $15,000; and

iv)

entered into a share exchange agreement with Bayindir Faktoring Hizmetleri A.S. (“Bayindir”) of Istanbul, Turkey whereby the Company will issue 1,056,000 common shares at a value of $1.25 ($1,320,000) per share to acquire 60% of the outstanding common shares of Bayindir. Bayindir is a factoring company operating within the Turkish financial markets. The agreement calls for the Company to secure funding to capitalize Bayindir in an amount equal to or greater than $1,320,000 by June 7, 2004. Upon securing the funding, the Company has the option to request Bayindir to return the 1,056,000 common shares. A finders fee of 9% of Bayindir’s outstanding stock is payable upon closing. This transaction is subject to Turkish government approval. Should the Company fail to capitalize Bayindir the share exchange agreement will be terminated and all shares returned to their respective parties.

2.

Plan of Operation

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments which the Company anticipates, but which cannot be assured. The Company is currently devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain.

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

The Company has an agreement to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the Dream Island Resort project.

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. At December 31, 2003 the Company had paid $34,210, with the balance of $65,790 to be paid by July 11, 2004.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $4,371,761 since inception and at March 31, 2004 has a working capital deficiency of $298,274. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

Further financing will be achieved through the pre-selling of the real estate units, villas and apartments, to be constructed as part of the Dream Island complex. In April 2004, the Company in conjunction with Star Leisure & Entertainment Inc. signed a Letter of Intent ('LOI') with Al Misehal Real Estate & Mr. Adil Alaeiry Establishment, (the 'Marketing Group') outlining the terms and conditions of an agreement; wherein the Marketing Group will market, on a pre-sale basis, residential real estate consisting of Beach Villas and Marina Residence units from the Dream Island Project. Pre-sale funds committed will be held in escrow in Bahrain financial institutions pursuant to the sales agreements and pending completion and release.

The first stage of the project, dredging and reclamation of the 41 acre man-made island site, has been paid by the issuance to Robodh Contracting Establishment, Manama, Bahrain, of 1,268,750 Class A Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000.

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

In May 2004, the Company entered into a share exchange agreement with Bayindir Faktoring Hizmetleri A.S. of Istanbul, Turkey ('Bayindir'), whereby the Company will issue, 1,056,000 of it common shares under Regulation S, at a deemed value of $1.25 per share (the 'SIII Payment Shares') to Bayindir in exchange for Bayindir issuing to the Company that number of its common shares equal to 60% of Bayindir's total outstanding common shares. Upon issuance the Company will assign that number of Bayindir's newly issued common shares that is equal to 9% of Bayindir's total outstanding common shares as a finder's fee compensation. The share exchange will occur upon Bayindir receiving Turkish governmental authority approval to the transaction.

The agreement contemplates that the Company will secure funding to capitalize Bayindir in an amount equal to or greater than $1,320,000 by June 7th, 2004. Upon securing the funding and thereby capitalizing Bayindir, Bayindir will, at the option of the Company, return the SIII Payment Shares to the Company. Should the Company fail to capitalize Bayindir in the amount outlined above, the share exchange agreement will be terminated and all shares returned to their respective parties.

Bayindir is one of the leading factoring companies operating within the Turkish financial markets. Bayindir's customers within the Turkish market conduct business within the transportation, food, textile, medical and machinery sectors. Bayindir employs 20 people within its main office in Istanbul and a branch office in Izmir, Turkey.

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

PART II – OTHER INFORMATION

1.	Legal Proceedings

– None

2.

Changes in Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At March 31, 2004, Icon had advanced a total of $55,702, plus accrued interest of $7,701, which can be converted into 289,053 units, at various a conversion prices of $0.05 to $0.28 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from April 5, 2005 to March 31, 2006. During the period ended March 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On January 31, 2003, the Company issued 1,268,750 Class A Convertible Preferred Shares(1), at a deemed value of $4.00 per share, as payment for the dredging and reclamation services to be performed by Robodh Contracting Establishment of Manama, Bahrain. The total value of the Dredging and Reclamation Works contract is $5,075,000. These shares were issued in escrow and will be released over time as work on the Dream Island Project dredging progresses. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right, but not the obligation, to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. None of these share purchase warrants have been exercised. The 650,000 shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII. whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At March 31, 2004, Star Leisure had advanced a total of $103,206, plus accrued interest of $4,719, which can be converted into 588,694 units, at various a conversion prices of $0.13 to $0.24 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from August 13, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of March 31, 2004. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On November 30, 2003, the Company issued 198,000 Class A Convertible Preferred Shares(1) at a deemed value of $4.00 per share to settle a termination fee of $792,000. This termination fee is to a former contractor who was to perform planning services for the Company which were subsequently assigned to another contractor. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On January 31, 2004, the Company issued 1,137,500 Class A Convertible Preferred Shares(1) at a deemed value of $4.00 per share, as payment for technical planning services to be performed by the Arkan Group for Projects of Dammam, Saudi Arabia. The total value of the technical planning services contract is $4,550,000. These shares were issued in escrow and will be released over time as work on the Dream Island Project progresses. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

(1)	Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

3.	Defaults Upon Senior Securities

–None

4.	Submission of Matters to a Vote of Security Holders

–None

5.	Other Information

–None

6.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31.2
601-(32)	Section 1350 Certification	Exhibit 32.1
601-(32)	Section 1350 Certification	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Internet Investments, Incorporated

Date:	May 19, 2004	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	May 19, 2004	/s/ Abbas Salih
Abbas Salih, CFO, Director