Form 10QSB
period 2004-06-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2004-08-24
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Small Business Issuer)

Delaware
State of incorporation

84-1116458
IRS Employer Identification

Suite 450, 650 West Georgia Street
Vancouver, BC Canada
V6B 4N8
Address of principal executive offices

604-684-8662
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Common shares outstanding as of July 31, 2004: 18,699,960

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

June 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(Stated in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2004	2003
Current
Cash	$2,274	$346
Due from related party	-	9,494

	2,274	9,840

Capital assets	2,726	949
Deferred investment costs – Note 4	99,210	99,210

	$104,210	$109,999

LIABILITIES
Current
Accounts payable	$145,751	$189,852
Due to related parties	42,883	49,259
Current portion of loans payable – Note 5	96,136	122,708

	284,770	361,819
Loans payable – Note 5	218,287	114,689

	503,057	476,508

STOCKHOLDERS' DEFICIENCY
Capital Stock – Notes 6 and 8
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
18,379,960 outstanding (2003: 17,305,596 outstanding)	18,378	17,304
Additional paid-in capital	3,770,593	3,608,630
Contributed capital	312,877	294,027
Deficit accumulated during the development stage	(4,500,893)	(4,286,668)

	(398,847)	(366,509)

	$104,210	$109,999

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2004 and 2003
and February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

										Cumulative
										from February
										28, 1989 (Date
		Three months				Six months				of Inception) to
		ended June 30,				ended June 30,				June 30,
		2004		2003		2004		2003		2004
General and Administrative Expenses
Accounting and audit fees		$19,526		$11,715		$21,678		$11,715		$99,705
Amortization		220		102		292		204		2,371
Automobile		565		-		565		-		565
Consulting fees		8,055		42,424		9,555		63,424		1,935,579
Filing fees		721		1,245		721		1,080		15,406
Interest		5,132		1,672		9,924		3,027		24,984
Legal fees		1,408		1,000		1,745		4,544		100,772
Investor relations		8,858		-		14,582		-		65,084
Management fees		-		-		-		-		112,000
Office and general expenses		4,240		4,143		5,384		4,361		119,899
Rent		4,500		-		9,053		-		45,287
Telephone expenses		3,001		2,226		6,239		4,862		49,508
Transfer agent fees		2,244		1,742		3,384		2,724		29,492
Travel and promotion		35,612		18,167		62,503		18,167		111,067
Non-cash compensation charge		35,050		-		68,600		-		337,185

Loss before the following:		(129,132)		(84,436)		(214,225)		(114,108)		(3,048,904)
Unauthorized distribution		-		-		-		-		(69,116)
Termination fee		-		-		-		-		(792,000)
Gain on settlement of debt		-		-		-		-		15,464
Write-down of advances to related
party		-		-		-		-		(606,337)

Net loss for the period	$	(129,132)	$	(84,436)	$	(214,225)	$	(114,108)	$	(4,500,893)

Basic loss per share	$	(0.01)	$	(0.01)	$	(0.01)	$	(0.01)

Weighted average number of common
shares outstanding		17,433,080		16,094,607		17,791,090		15,720,790

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2004 and 2003
and February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Six months ended		of Inception) to
	June 30,		June 30,
	2004	2003	2004
Cash flows used in operating activities:
Net loss	$(214,225)	$(114,108)	$(4,500,893)
Adjustments to reconcile net loss to net cash
used in operations:
Amortization	292	204	2,371
Consulting fees	-	-	6,200
Gain on settlement of debt	-	-	(15,464)
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	68,600	-	337,185
Termination fees	-	-	792,000
Issue of stock pursuant to a consulting agreement	-	63,424	1,657,987
Changes in non-cash items:
Due from related party	-	-	(615,831)
Accounts payable	(44,101)	(11,769)	422,555
Prepaid expense	-	(234)	28,000
Due to related party	3,119	(55)	68,002

Net cash used in operating activities	(186,315)	(62,538)	(1,204,551)

Cash flow used in investing activities
Organization costs	-	-	(750)
Acquisition of capital assets	(2,069)	-	(4,347)
Deferred investment cost	-	(34,210)	(34,210)

Net cash used in investing activities	(2,069)	(34,210)	(39,307)

…/Cont'd.

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Continued
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2004 and 2003
and February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Six months ended		of Inception) to
	June 30,		June 30,
	2004	2003	2004
Cash flows from financing activities:
Bank indebtedness	-	1,216	-
Loans payable	140,562	30,532	357,168
Proceeds from issuance of common stock	49,750	65,000	890,792
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided by financing activities	190,312	97,748	1,246,132

Net increase in cash	1,928	-	2,274

Cash, beginning of period	346	-	-

Cash, end of period	$2,274	$-	$2,274

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$6,651

Income taxes	$-	$-	$-

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in U.S. Dollars )

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, February 28, 1989	-	$-	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	-	-	33,347	33	9,967	-	-	10,000

Balance, December 31, 1989	-	-	33,347	33	9,967	-	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270	-	-	33,348	33	72,697	-	-	72,730
Net loss	-	-	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664	-	(84,159)	(1,429)
Net loss	-	-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664	-	(85,575)	(4,845)
Net loss	-	-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664	-	(90,288)	(7,558)
Net loss	-	-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664	-	(91,902)	(9,172)
Net loss	-	-	-	-	-	-	(1,863)	(1,863)

Balance, December 31, 1994	-	-	66,695	66	82,664	-	(93,765)	(11,035)
Issuances of stock for services
rendered – at $0.03	-	-	50,000	50	1,450	-	-	1,500
Contributed capital	-	-	-	-	-	24,842	-	24,842
Net loss	-	-	-	-	-	-	(16,735)	(16,735)

…/Cont'd.

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in U.S. Dollars )

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

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in U.S. Dollars )

								Deficit
								Accumulated
						Additional		During the
		Preferred Stock		Common Stock		Paid-in	Contributed	Development
		Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2000		-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services rendered
	– at $0.50	-	-	328,356	328	163,851	-	-	164,179
	– at $1.55	-	-	13,383	13	20,731	-	-	20,744
	– at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to
a private placement	– at $0.30	-	-	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to
the exercise of warrants	– at $2.00	-	-	28,800	29	57,571	-	-	57,600
Less: issue costs		-	-	-	-	(17,858)	-	-	(17,858)
Net loss		-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001		-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid
consulting	– at $0.35	-	-	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred
investment costs	– at $0.05	-	-	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services	– at $0.05	-	-	100,000	100	4,900	-	-	5,000
	–at $0.055	-	-	60,000	60	3,240	-	-	3,300
	–at $0.10	-	-	105,000	105	10,395	-	-	10,500
	–at $0.148	-	-	27,000	27	3,973	-	-	4,000
	–at $0.20	-	-	175,000	175	34,825	-	-	35,000
	–at $0.209	-	-	17,143	17	3,583	-	-	3,600
	–at $0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance of stock for debt	– at $0.20	-	-	458,135	458	91,169	-	-	91,627
	–at $0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss		-	-	-	-	-	-	(214,758)	(214,758)

SEE ACCOMPANYING NOTES

…/Cont'd.

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to June 30, 2004
(Stated in U.S. Dollars )

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	-	203,000
Issue of stock for cash pursuant to a
private placement – at $0.10	-	-	650,000	650	64,350	-	-	65,000
Net loss	-	-	-	-	-	-	1,208,941	(1,208,941)
Issued for termination fee	198,000	198	-	-	791,802	-	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,608,630	294,027	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	-	68,600	-	68,600
Stock-based compensation on exercise
of options	-	-	-	-	49,750	(49,750)	-	-
Issue of stock for debt	-	-	825,364	825	47,712	-	-	48,537
Issue of stock pursuant to the exercise
of share purchase options – at $0.25	-	-	199,000	199	49,551	-	-	49,750
Issuance of stock for debt – at $0.30	-	-	50,000	50	14,950	-	-	15,000
Net loss	-	-	-	-	-	-	(214,225)	(214,225)

Balance, June 30, 2004	198,000	$198	18,379,960	$18,378	$3,770,593	$312,877	$(4,500,893)	$(398,847)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

The results of operations for the six months ended June 30, 2004 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has a working capital deficiency of $282,496, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year and has accumulated losses of $4,500,893 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 5	Loans Payable – Note 6

				June 30,	December 31,
				2004	2003

	a)	Loan payable to a shareholder. This loan is unsecured, non-interest bearing and repayable on demand.		$13,837	$13,837

	b)	Loan payable to companies controlled by directors of the Company is unsecured, non-interest bearing and repayable no later than July 15, 2004.		50,000	50,000

	c)	Loan payable to a shareholder including accrued interest of $2,153 (2003: $1,992). The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.		8,351	8,027

	d)	Loan payable to a company controlled by a shareholder, including accrued interest of $9,987 (2003: $5,820) pursuant to a Convertible Loan Agreement. Interest is calculated at 10% per annum. This loan matures on various dates to June 10, 2006. The lender may, at any time, convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Any conversion by the Lender of the Loan and/or accrued interest into equity as contemplated under the Agreement shall occur at a discount, as specified below, to the ten (10) day average market closing price, calculated from the ten business days immediately preceding a loan draw date, (the "Average Price"), of the Borrowers common stock as quoted through the facilities of the OTC:BB. The Conversion Rate will be calculated as follows:

		i)	The Conversion Rate will be deemed to be $0.05 per unit for all Loan Draws where the Average Price is less than or equal to $0.10 per share;

		ii)	Average Price less than or equal to $0.25 per share and more than $0.10 per share, discount is 40%;

		iii)	Average Price less than or equal to $0.50 per share and more than $0.25 per share, discount is 50%; and

		iv)	Average price more than $0.50 per share discount will be 60%.	131,326	67,359

Note 5	Loans Payable – Note 6 – (cont'd)

			June 30,	December 31,
			2004	2003

	e)	Loan payable to a shareholder including accrued interest of $Nil (2002: $905). The loan is unsecured, bears interest at 10% per annum and was settled in May 2004 for 30,000 common shares at a deemed price of $0.30 per share.	-	14,821

	f)	Loans payable to a company controlled by a director of the Company, including accrued interest of $7,403 (2003: $2,149) pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum. The loans mature on various dates to January 31, 2006. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Conversion of this loan and associated warrants to equity will be at various rates ranging from $0.13 to $0.24 per share.	110,609	83,353

			314,423	237,397

Less: current portion
			(96,136)	(122,708)
			$218,287	$114,689

The long-term portion of loans payable is repayable not later than June 10, 2006.

Note 6

Capital Stock – Note 8

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at either $4.00 per share during the first 180 days following issuance and thereafter at the average of twenty consecutive days closing prices but shall not be less than $1.50 per share or greater than $6.00 per share.

Note 6

Capital Stock – Note 8 – (cont'd)

Commitments

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

During the period ended June 30, 2004, the change in share purchase options outstanding is as follows:

			Weighted
			Average
			Exercise
	Expiry	Shares	Price
Outstanding at beginning of period	September 5, 2008	1,765,000	$0.25
Exercised during the period		(199,000)	$0.25
Granted during the period	February 5, 2009	100,000	$0.35
	April 15, 2009	25,000	$0.63

Options outstanding at end of period		1,691,000	$0.26

At June 30, 2004, 1,457,000 share purchase options have vested.

Note 6

Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Stock-based Compensation– (cont'd)

As the stock options have a graded vesting schedule, the total compensation cost recognized for the six months ended June 30, 2004 is as follows:

						Cumulative
						from
						February
						February 28,
						1989 (Date of
		Three months ended		Six months ended		Inception)
		June 30,		June 30,		June 30,
		2004	2003	2004	2003	2004
	Total non-cash
	compensation charge vested	$97,850	$-	$192,900	$-	$762,907
	Consultants' non-cash
	compensation charge
	recognized	(35,050)	-	(68,600)	-	(337,185)

	Employee's non-cash
	compensation charge	$62,800	$-	$124,300	$-	$425,722

Note 6

Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Stock-based Compensation – (cont'd)

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

							Cumulative
							From
							February 28,
							1989 (Date
			Three months ended		Six months ended		of Inception)
			June 30,		June 30,		June 30
			2004	2003	2004	2003	2004

	Net loss	As reported	$(129,132)	$(84,436)	$(214,225)	$(114,108)	$(4,500,893)
		Pro-forma	$(191,932)	$(84,436)	$(338,525)	$(114,108)	$(4,926,615)

	Basic loss per
	share	As reported	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$-
		Pro-forma	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$-

Note 6

Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Stock-based Compensation – (cont'd)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2004

Expected dividend yield	0.0%
Expected volatility	141%-185%
Risk-free interest rate	2%-2.88%
Expected term in years	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

Share Purchase Warrants

At June 30, 2004, the following share purchase warrants were outstanding:

Number	Exercise	Expiry
of Warrants	Price	Date

643,716	$0.05	December 31, 2004
75,820	$0.07	February 5, 2005
27,760	$0.10	February 5, 2005
50,568	$0.12	March 5, 2005
27,500	$0.08	March 5, 2005
650,000	$0.10	March 13, 2005

1,475,364

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

Note 6

Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. ("Gulf Star"), a Bahrain corporation, from Star Leisure & Entertainment Inc. ("Star Leisure"). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

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

In addition, the Company shall make cash payments to Star Leisure totalling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the $100,000 payment. The remaining balance of $65,790 is due on or before July 11, 2005. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

Note 6

Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Acquisition of Gulf Star World Development W.L.L. – (cont'd)

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At June 30, 2004, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

An agent's fee of 0.5% of the value of the shares released will be payable.

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

Pursuant to an agreement dated October 20, 2003, the Company has issued 1,137,500 Class A convertible preferred shares of the Company at a deemed value of $4 per share for Technical Planning services for the Dream Island Project. These shares were issued in escrow, and will be released over time as work on the project progresses. At June 30, 2004, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

Note 7

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

The Company issued common shares for services provided to the Company during the following years:

	Number of	Number of	Price
	Preferred	Common Shares	Per Share	$
	Shares

1995	-	50,000	$0.03	1,500
1998	-	7,000,000	$0.001	7,000
1998	-	620,000	$0.01	6,200
2001	-	233,333	$0.50	116,667
2002	-	680,886	$0.12	138,006
2002	-	1,380,000	$0.07	93,000
2003	-	1,450,000	$0.14	203,000
2003	198,000	-	$4.00	792,000
2004	-	825,314	$0.06	48,537
2004	-	50,000	$0.30	15,000

	198,000	12,289,583		1,420,910

Note 8	Subsequent Events Subsequent to June 30, 2004, the Company:

	i)	issued 320,000 common shares at $0.10 per share ($32,000) pursuant to the exercise of 320,000 share purchase warrants;

	ii)	issued 10,000 common shares at $2.00 per share for total deemed proceeds of $20,000 pursuant to a consulting services agreement;

iii)
issued 300,000 common shares at $1.50 per share for total deemed consideration of $450,000 for investor relation services performed. These shares are held in escrow and are to be released subject to the Company obtaining certain future financial goals.

	iv)	granted 90,000 common share purchase options with an exercise price of $1.55 per share, expiring on July 8, 2009.

	v)	Received an additional $85,000 pursuant to Convertible Loan Agreements.

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

The Company has an agreement to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. ("Gulf Star"), a Bahrain corporation, from Star Leisure & Entertainment Inc. ("Star Leisure"). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the Dream Island Resort project.

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. At December 31, 2003 the Company had paid $34,210, with the balance of $65,790 to be paid by July 11, 2005.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $4,500,893 since inception and at June 30, 2004 has a working capital deficiency of $282,496. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On June 8, 2004 the Company entered into a Marketing, Promotion and Property Share Agreement (the 'Marketing Agreement') with AL Misehal Real Estate, Al Ayiri Real Estate and Khalil Ibrahim Ali Khan, (collectively the 'Marketing Group'). The Marketing Group will market and sell, on a pre-sale basis, the future residential real estate of the Dream Island Project consisting of beach villas, and marina residences units. Proceeds from all pre-sales will be held in a joint escrow account and released to the project in stages based upon construction milestones being achieved. Al Misehal Real Estate of Damam, Kingdom of Saudi Arabia, has all necessary marketing experience and sales capabilities from initial sales contact though formal bid proposals and contract negotiations. Al Misehal

Real Estate offers an unrivalled service in project management, sales and marketing through in-house specialists and through partners in the Europe and the USA (www.almisehal.com). Al Ayiri Real Estate, Damam, Kingdom of Saudi Arabia is a privately owned business with experience in real estate marketing and sales within the Gulf Council States. Khalil Ibrahim Ali Khan is an individual residing in Al Kohbar with experience in real estate marketing and sales in Saudi Arabia.

The first stage of the project, dredging and reclamation of the 41 acre man-made island site, has been paid by the issuance to Robodh Contracting Establishment, Manama, Bahrain, of 1,268,750 Class A Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share. The total value of the Dredging and Reclamation Works contract is $5,075,000.

In August 2004, construction commenced on the Dream Island Project. This initial phase of work consists of the construction of a temporary causeway to provide access from the coast to the offshore site of the future island location. Large haulage trucks have begun transporting and dumping quarry stone to create the temporary causeway from which access will be gained to the island site. Once the temporary causeway has been completed, near the beginning of October 2004, work will commence on the creation of the Dream Island perimeter of the future offshore island. Thereafter, reclamation dredging operations will commence to move sand into the perimeter thereby creating the Dream Island site. It is anticipated that the island will be created upon the completion of dredging operations before the end of April 2005.

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

In May 2004, the Company entered into a share exchange agreement with Bayindir Faktoring Hizmetleri A.S. of Istanbul, Turkey ('Bayindir'). This agreement contemplated the Company providing working capital financing to Bayindir, and ultimately the acquisition of a controlling interest in Bayindir. This agreement has now lapsed, and the Company does not plan to pursue this investment any further.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. ("Icon") whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the "maturity date"). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At June 30, 2004, Icon had advanced a total of $121,639, plus accrued interest of $9,987, which can be converted into 363,224 units, at various a conversion prices of $0.05 to $1.16 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from April 5, 2005 to June 6, 2006. During the period ended June 30, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. In July 2004, the 320,000 warrants were exercised, and 320,000 shares were issued for cash proceeds of $32,000. These shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. ("Star Leisure"), a company controlled by a Director and Officer of SIII, whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the "maturity date"). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At June 30, 2004, Star Leisure had advanced a total of $103,206, plus accrued interest of $7,403, which can be converted into 588,694 units, at various a conversion prices of $0.13 to $0.24 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from August 13, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of June 30, 2004. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On November 30, 2003, the Company issued 198,000 Class A Convertible Preferred Shares(1) at a deemed value of $4.00 per share to settle a termination fee of $792,000. This termination fee is to a former contractor who was to perform planning services for the Company that were subsequently assigned to another contractor. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

In August 2004, the Company issued 10,000 common shares at a deemed price of $2.00 per share, for a total deemed consideration of $20,000, pursuant to a Consulting Services Agreement for financial consulting. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

The Company also issued 300,000 common shares in August 2004, at a deemed price of $1.50 per share, for a total deemed consideration of $450,000, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. These shares are held in escrow and are to be released subject to the Company obtaining certain future financial goals. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

(1)	Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

3.	Defaults Upon Senior Securities

- None

4.	Submission of Matters to a Vote of Security Holders

- None

5.	Other Information

- None

6.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31.2
601-(32)	Section 1350 Certification	Exhibit 32.1
601-(32)	Section 1350 Certification	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Internet Investments, Incorporated

Date:	August 20, 2004	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	August 20, 2004	/s/ Abbas Salih
Abbas Salih, CFO, Director