Form 10QSB
period 2004-09-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2004-11-23
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended September 30, 2004

Strategic Internet Investments, Incorporated
Small Business Issuer

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Suite 450, 650 West Georgia Street
Vancouver, BC
Canada V6B 4N8

Issuer's telephone number	604-684-8662

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months,  and (2) has been subject to such filing requirements for the past 90 days.
	Yes	☒	No	☐

Common shares outstanding as of October 31, 2004: 19,628,960

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

September 30, 2004

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
 (A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS

Current
Cash	$412	$346
Prepaid expenses	2,280	-
Due from related party	-	9,494

	2,692	9,840

Capital assets	2,506	949
Deferred investment costs – Note 4	99,210	99,210

	$104,408	$109,999

LIABILITIES

Current
Accounts payable	$141,248	$189,852
Due to related parties	40,444	49,259
Current portion of loans payable – Note 5	114,590	122,708

	296,282	361,819
Loans payable – Note 5	268,145	114,689

	564,427	476,508

STOCKHOLDERS' DEFICIENCY

Capital Stock – Notes 6 and 8
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
19,278,960 outstanding (2003: 17,305,596 outstanding)	19,277	17,304
Additional paid-in capital	3,853,194	3,608,630
Contributed capital	374,927	294,027
Deficit accumulated during the development stage	(4,707,615)	(4,286,668)

	(460,019)	(366,509)

	$104,408	$109,999

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months		Nine months		of Inception) to
	ended September 30,		ended September 30,		September 30,
	2004	2003	2004	2003	2004

General and Administrative Expenses

Accounting and audit fees	$7,357	$5,673	$29,035	$17,388	$107,062
Amortization	220	101	512	305	2,591
Automobile	-	1,245	565	1,245	565
Business promotion	213	-	213	-	213
Communications	4,459	7,174	10,698	12,036	53,967
Consulting fees	67,250	109,450	76,805	172,874	2,002,829
Interest	16,149	2,542	26,073	5,569	41,133
Investor relations	5,972	-	20,554	-	71,056
Legal fees	5,734	4,064	7,479	8,608	106,506
Management fees	-	-	-	-	112,000
Office and general	3,981	777	9,365	5,138	123,880
Regulatory fees	460	868	1,181	1,948	15,866
Rent	4,560	5,799	13,613	5,799	49,847
Transfer agent fees	1,201	1,209	4,585	3,933	30,693
Travel	26,688	4,954	89,191	23,121	137,755
Non-cash compensation charge	62,050	26,750	130,650	26,750	399,235

Loss before the following:	(206,294)	(170,606)	(420,519)	(284,714)	(3,255,198)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	(792,000)	-	(792,000)	(792,000)
Loss on foreign exchange	(428)	-	(428)	-	(428)
Gain on settlement of debt	-	-	-	-	15,464
Write-down of advances to related
party	-	-	-	-	(606,337)

Net loss for the period	$(206,722)	$(962,606)	$(420,947)	$(1,076,714)	$(4,707,615)

Basic loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.07)

Weighted average number of common
shares outstanding	18,913,525	17,305,596	18,167,966	16,254,863

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Nine months ended		(Date of Inception) to
	September 30,		September 30,
	2004	2003	2004
Operating Activities
Net loss for the period	$(420,947)	$(1,076,714)	$(4,707,615)
Adjustments to reconcile net loss
to net cash used in operations:
Amortization	512	305	2,591
Consulting fees	-	-	6,200
Gain on settlement of debt	-	-	(15,464)
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	130,650	26,750	399,235
Termination fees	-	-	792,000
Issue of stock pursuant to consulting agreements	20,000	172,874	1,677,987
Changes in non-cash items:
Prepaid expenses	(2,280)	(234)	25,720
Accounts payable	(48,604)	770,502	397,261
Advance to related party	-	-	(615,831)
Due to/from related parties, net	679	(55)	65,562

Cash used in operating activities	(319,990)	(106,572)	(1,359,017)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	(2,069)	-	(4,347)
Deferred investment costs	-	(34,210)	(34,210)

Cash used in investing activities	(2,069)	(34,210)	(39,307)

Financing Activities
Bank indebtedness	-	(19)	-
Loans payable	238,875	79,218	476,272
Proceeds from issuance of common stock	83,250	65,000	924,292
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Cash provided by financing activities	322,125	144,199	1,398,736

Increase in cash during the period	66	3,417	412

Cash, beginning of the period	346	-	-

Cash, end of the period	$412	$3,417	$412

Supplementary disclosure of cash flows:
Cash paid for Interest	-	-	5,661

Cash paid for Income taxes	-	-	-
Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to September 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

								Deficit
								Accumulated
					Additional			During the
	Preferred Stock		Common Stock		Paid-in		Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital		Capital	Stage	Total

Balance, February 28, 1989	-	$-	-	$-	$-	$		$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	-	-	33,347	33	9,967			-	10,000

Balance, December 31, 1989	-	-	33,347	33	9,967		-	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270	-	-	33,348	33	72,697			-	72,730
Net loss	-	-	-	-	-			(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664			(84,159)	(1,429)
Net loss	-	-	-	-	-			(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664			(85,575)	(4,845)
Net loss	-	-	-	-	-			(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664			(90,288)	(7,558)
Net loss	-	-	-	-	-			(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664			(91,902)	(9,172)
Net loss	-	-	-	-	-			(1,863)	(1,863)

Balance, December 31, 1994	-	-	66,695	66	82,664			(93,765)	(11,035)
Issuances of stock for services
rendered – at $0.03	-	-	50,000	50	1,450			-	1,500
Contributed capital	-	-	-	-	-		24,842	-	24,842
Net loss	-	-	-	-	-			(16,735)	(16,735)

.../Con'd

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to September 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

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
…/Cont'd

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to September 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

								Deficit
								Accumulated
						Additional		During the
		Preferred Stock		Common Stock		Paid-in	Contributed	Development
		Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2000		-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services – at 0.50		-	-	328,356	328	163,851	-	-	164,179
	– at $1.55	-	-	13,383	13	20,731	-	-	20,744
	– at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a
private placement	– at $0.30	-	-	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to
the exercise of warrants	– at $2.00	-	-	28,800	29	57,571	-	-	57,600
Less: issue costs		-	-	-	-	(17,858)	-	-	(17,858)
Net loss		-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001		-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid
consulting	– at $0.35	-	-	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred investment
costs	– at $0.05	-	-	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services	– at $0.05	-	-	100,000	100	4,900	-	-	5,000
	– at $0.055	-	-	60,000	60	3,240	-	-	3,300
	– at $0.10	-	-	105,000	105	10,395	-	-	10,500
	– at $0.148	-	-	27,000	27	3,973	-	-	4,000
	– at $0.20	-	-	175,000	175	34,825	-	-	35,000
	– at $0.209	-	-	17,143	17	3,583	-	-	3,600
	– at $0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance of stock for debt	– at $0.20	-	-	458,135	458	91,169	-	-	91,627
	– at $0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss		-	-	-	-	-	-	(214,758)	(214,758)
…/Cont'd

SEE ACCOMPANYING NOTES

Continued

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period from February 28, 1989 (Date of Inception) to September 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

								Deficit
								Accumulated
						Additional		During the
		Preferred Stock		Common Stock		Paid-in	Contributed	Development
		Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2002		-	-	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	-	-	-	53,500	-	53,500
Issue of stock for services	– at $0.14	-	-	1,450,000	1,450	201,550	-	-	203,000
Issue of stock for cash pursuant to a private
placement	– at $0.10	-	-	650,000	650	64,350	-	-	65,000
Net loss		-	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee		198,000	198	-	-	791,802	-	-	792,000

Balance, December 31, 2003		198,000	198	17,305,596	17,304	3,608,630	294,027	(4,286,668)	(366,509)
Non-cash compensation charge		-	-	-	-	-	130,650	-	130,650
Stock-based compensation on exercise of
options		-	-	-	-	49,750	(49,750)	-	-
Issue of stock pursuant to the exercise of
share purchase warrants	– at $0.10	-	-	320,000	320	31,680	-	-	32,000
Issue of stock pursuant to the exercise of
share purchase options	– at $0.25	-	-	205,000	205	51,045	-	-	51,250
Issue of stock for debt	– at $0.05			563,000	563	29,437	-	-	30,000
Issue of stock for debt	– at $0.06	-	-	825,364	825	47,712	-	-	48,537
Issue of stock for debt	– at $0.30	-	-	50,000	50	14,950	-	-	15,000
Issuance of stock for services – at $2.00		-	-	10,000	10	19,990	-	-	20,000
Net loss		-	-	-	-	-	-	(420,947)	(420,947)

Balance, September 30, 2004		198,000	$198	19,278,960	$19,277	$3,853,194	$374,927	$(4,707,615)	$(460,019)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

The results of operations for the Nine months ended September 30, 2004 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2004, the Company has a working capital deficiency of $293,590, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year and has accumulated losses of $4,707,615 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 3851630 Canada Inc. Both of these subsidiaries companies are dormant and were incorporated by the Company in March 2001.

Note 4

Deferred Investment Costs

Deferred investment costs consist of consultants' fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L. (Note 6).

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 2
(Stated in U.S. Dollars)
(Unaudited)

Note 5	Loans Payable – Note 6
			September 30,	December 31,
			2004	2003
	a)	Loan payable to a shareholder. This loan is unsecured,
		non-interest bearing and repayable on demand.	$-	$13,837

	b)	Loan payable to a company controlled by a director of the
		Company including accrued interest of $8,341 (2003: Nil)
		The loan is unsecured, bearing interest at 12% per
		annum and is repayable no later than August 12, 2005.	28,341	50,000

	c)	Loan payable to a shareholder including accrued interest
		of $2,486 (2003: $1,992). The loan is unsecured, bears
		interest at 8% per annum and is repayable upon demand.	8,521	8,027

	d)	Loans payable to a company controlled by a shareholder
		of the Company, including accrued interest of $14,844
		(2003: $5,820), pursuant to Convertible Loan
		Agreements. Interest is calculated at 10% per annum.
		The loans mature on various dates to September 23,
		2006. The lender may at anytime convert the principal
		sum plus accrued interest into units of the Company.
		Each unit will consist of one common share plus one
		common share purchase warrant. Conversion of this loan
		and associated warrants to equity will be at various rates
		ranging from $0.05 to $1.16 per share.	232,484	67,359

	e)	Loan payable to a shareholder including accrued interest
		of $ Nil (2002: $905). The loan is unsecured, bears
		interest at 10% per annum and was settled in May 2004
		for 30,000 shares at a deemed price of $0.30 per share.	-	14,821

	f)	Loans payable to a company controlled by a director of
		the Company, including accrued interest of $10,183
		(2003: $2,149), pursuant to Convertible Loan
		Agreements. Interest is calculated at 10% per annum.
		The loans mature on various dates to January 31, 2006.
		The lender may at anytime convert the principal sum plus
		accrued interest into units of the Company. Each unit will
		consist of one common share plus one common share
		purchase warrant. Conversion of this loan and associated
		warrants to equity will be at various rates ranging from
		$0.13 to $0.24 per share.	113,389	83,353

			382,735	237,397
		Less: current portion	(114,590)	(122,708)

			$268,145	$114,689

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 3
(Stated in U.S. Dollars)
(Unaudited)

Note 6	Capital Stock – Note 8

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at $4.00 per share during the first 180 days following issuance, and thereafter at the average of twenty consecutive days closing prices, but shall not be less than $1.50 per share or greater than $6.00 per share.

Commitments

Stock Option Plan

The Company's board of directors approved a stock option plan. Under the plan directors, employees and consultants may be granted options to purchase common stock of the Company at a price of not less than 100% of the fair market value of the stock. The total number of options granted must not exceed 15% of the outstanding common stock of the Company. The plan expires on July 1, 2017.

Stock-based Compensation

During the period ended September 30, 2004, the Company granted share purchase options to consultants of the Company at the closing price of the Company's common stock on the date of the grants. The options have been granted with a term of 5 years. The stock options are exercisable at 20% on the date of grant, and then 20% every three months thereafter, such that they are fully exercisable after a period of one year from the date of grant.

During the period ended September 30, 2004, the change in share purchase options outstanding is as follows:

			Weighted
			Average
			Exercise
	Expiry	Shares	Price

Outstanding at beginning of period	September 5, 2008	1,765,000	$0.25
Exercised during the period		(205,000)	$0.25
Granted during the period	February 5, 2009	100,000	$0.35
	April 15, 2009	25,000	$0.63
	July 8, 2004	90,000	$1.55
Options outstanding at end of period		1,775,000	$0.33

At September 30, 2004, of the total outstanding share purchase options, 1,648,000 were exercisable.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 4
(Stated in U.S. Dollars)
(Unaudited)

Note 6	Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Stock-based Compensation – (cont'd)

As the stock options have a graded vesting schedule, the total compensation cost recognized for the nine months ended September 30, 2004 is as follows:

					Cumulative
					from February
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception)
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004
Total non-cash
compensation charge vested	$124,850	$88,250	$317,750	$88,250	$887,757
Consultants' non-cash
compensation charge
recognized	(62,050)	(26,750)	(130,650)	(26,750)	(399,235)

Employee's non-cash
compensation charge	$62,800	$61,500	$187,100	$61,500	$488,522

Under SFAS No. 123, if the Company elects to follow APBO No. 25, in respect to the employees' stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to officers, directors and employees, the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

						Cumulative
						From
						February 28,
						1989 (Date
		Three months ended		Nine months ended		of Inception)
		September 30,		September 30,		September 30,
		2004	2003	2004	2003	2004

Net loss	As reported	$(206,722)	$(962,606)	$(420,947)	$(1,076,714)	$(4,707,615)
	Pro-forma	$(269,522)	$(1,024,106)	$(608,047)	$(1,138,214)	$(5,196,137)

Basic los
per share	As reported	$(0.01)	$(0.06)	$(0.01)	$(0.07)	$-
	Pro-forma	$(0.01)	$(0.06)	$(0.02)	$(0.07)	$-

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 5
(Stated in U.S. Dollars)
(Unaudited)

Note 6	Capital Stock – Note 8 – (cont'd)

Commitments – (cont'd)

Stock-based Compensation – (cont'd)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	0.0%	0.0%
Expected volatility	141%-185%	252%
Risk-free interest rate	2%-2.88%	4.5%
Expected term in years	5	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single  measure of  the fair value of the Company's share purchase options.

Share Purchase Warrants

At September 30, 2004, the following share purchase warrants were outstanding:

Number	Exercise	Expiry
of Warrants	Price	Date

643,716	$0.05	December 31, 2004
75,820	$0.07	February 5, 2005
27,760	$0.10	February 5, 2005
50,568	$0.12	March 5, 2005
27,500	$0.08	March 5, 2005
330,000	$0.10	March 13, 2005

1,155,364

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 6
(Stated in U.S. Dollars)
(Unaudited)

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At September 30, 2004, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

An agent's fee of 0.5% of the value of the shares released will be payable.

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 7
(Stated in U.S. Dollars)
(Unaudited)

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

Pursuant to an agreement dated October 20, 2003, the Company has issued 1,137,500 Class A convertible preferred shares of the Company at a deemed value of $4 per share for Technical  Planning services  for the Dream Island Project. These  shares were issued in escrow, and will be released over time as work on the project progresses. At September 30, 2004, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow.

In August 2004 work commenced on the Dream Island Project, however there has not yet been sufficient progress to warrant a release of escrowed shares.

Note 7	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of	Number of	Average Price
	Preferred Shares	Common Shares	Per Share	$

1995	-	50,000	$0.03	1,500
1998	-	7,000,000	$0.001	7,000
1998	-	620,000	$0.01	6,200
2001	-	233,333	$0.50	116,667
2002	-	680,886	$0.12	138,006
2002	-	1,380,000	$0.07	93,000
2003	-	1,450,000	$0.14	203,000
2003	198,000	-	$4.00	792,000
2004	-	825,364	$0.06	48,537
2004	-	613,000	$0.30	45,000
2004	-	10,000	$2.00	20,000
	198,000	12,862,583		$1,470,910

Strategic Internet Investments, Incorporated
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2004 – Page 8
(Stated in U.S. Dollars)
(Unaudited)

Note 8	Subsequent Events

Subsequent to September 30, 2004, the Company:

	i)	Received an additional $9,500 pursuant to Convertible Loan Agreements (Note 5 (d)) and;

ii)
Issued 350,000 common shares at a fair market price of $0.35 per share, for total consideration of $122,500, pursuant to a Promotional and Capital Funding Agreement for financial and investor relation services.

2.

Plan of Operation

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured. The Company is currently devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $4,707,615 since inception and at September 30, 2004 has a working capital deficiency of $293,590. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

In August 2004, construction commenced on the Dream Island Project. This initial phase of work consists of the construction of a temporary causeway to provide access from the coast to the offshore site of the future island location. Large haulage trucks have begun transporting and dumping quarry stone to create the temporary causeway from which access will be gained to the island site. Once the temporary causeway has been completed, work will commence on the creation of the Dream Island perimeter of the future offshore island. Thereafter, reclamation dredging operations will commence to move sand into the perimeter thereby creating the Dream Island site.

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

2.

Changes in Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. ("Icon") whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the "maturity date"). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At September 30, 2004, Icon had advanced a total of $217,640, plus accrued interest of $14,844, which can be converted into 462,042 units, at various a conversion prices of $0.05 to $1.16 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from April 5, 2005 to September 23, 2006. During the period ended September 30, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. ("Star Leisure"), a company controlled by a Director and Officer of SIII, whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the "maturity date"). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At September 30, 2004, Star Leisure had advanced a total of $103,206, plus accrued interest of $10,183, which can be converted into 588,694 units, at various a conversion prices of $0.13 to $0.24 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from August 13, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of September 30, 2004. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

The Company also issued 300,000 common shares in August 2004, at a deemed price of $0.38 per share, for a total deemed consideration of $112,500, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. These shares are held in escrow and are to be released subject to the Company obtaining certain future financial goals. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

The Company issued an additional 563,000 common shares in August 2004, as a $30,000 partial settlement of a loan from Canarab Acquisitions Inc. (Canarab), a company controlled by a director. In 2001, Canarab secured a loan on behalf of the Company, and the lender received as fees and collateral 563,000 shares of the Company that were owned by Canarab. The lender subsequently applied the collateral shares as payment of the outstanding loan. Accordingly, the Company issued 563,000 common shares to Canarab as reimbursement for those shares forfeited to the lender. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

In August 2004 work commenced on the Dream Island Project, however there has not yet been sufficient progress to warrant a release of any of the escrowed shares.

Subsequent to September 30, 2004, the Company also issued 350,000 common shares at a deemed price of $0.35 per share, for a total deemed consideration of $122,500, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

(1) Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

3.	Defaults Upon Senior Securities – None

4.	Submission of Matters to a Vote of Security Holders – None

5.	Other Information – None

6.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31.2
601-(32)	Section 1350 Certification	Exhibit 32.1
601-(32)	Section 1350 Certification	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSB Annual
Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual
Report for the year ending December 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Internet Investments, Incorporated

Date:	November 19, 2004	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	November 19, 2004	/s/ Abbas Salih
Abbas Salih, CFO, Director