Form 10KSB
period 2004-12-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2005-04-20
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended December 31, 2004

Strategic Internet Investments, Incorporated

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Suite 450, 650 West Georgia Street
Vancouver, BC
Canada V6B 4N8

Issuer’s telephone number	604-684-8662

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response toItem 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year.	Nil
Aggregate market value of the voting common equity held by non-
affiliates as of February 28, 2005:	$ 10,272,058
Common shares outstanding as of March 31, 2005:	25,053,799

Transitional Small Business Disclosure Format.	Yes	☐	No	☒

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

PART I

1.	Description of Business.

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

(See “Plan of Operation” below)

2.	Description of Property

The Company maintains an office in rented premises located in Vancouver, BC, Canada. The Company’s equipment consists of computer equipment, which is generally located in the Company’s office, but may be transported elsewhere as needed.

Except as described above, the Company does not directly or indirectly own or otherwise have any interest in any other real estate.

3.	Legal Proceedings

Management is not aware of any legal proceedings pending or contemplated against the Company, its directors or officers or any of its affiliates.

4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Part II

5.	Market for Common Equity and Related Stockholder Matters

Market information

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Stockgroup Media Inc. (www.stockhouse.com), was as follows:

Year	Period	High	Low

2005	First quarter	$0.95	$0.35

2004	First quarter	$0.74	$0.27
	Second quarter	$2.50	$0.63
	Third quarter	$1.95	$1.20
	Fourth quarter	$1.55	$0.40

2003	First quarter	$0.25	$0.06
	Second quarter	$0.25	$0.08
	Third quarter	$0.49	$0.21
	Fourth quarter	$0.65	$0.42

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of common equity As at December 31, 2004 there were approximately 50 holders of record of the common shares of Strategic.

Dividends
The Company has not declared or paid per share cash distributions or dividends on its common stock in the last two fiscal years. Future distributions or dividends on the common stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, capital requirements and other factors.

Subsequent to December 31, 2004, the directors declared a 20% stock dividend payable to the shareholders of record as of March 4, 2005.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
	Number of securities		Number of
	to be issued upon	Weighted average	securities
	exercise of	exercise price of	remaining
	outstanding options,	outstanding options,	available for
Plan category	warrants, and rights.	warrants, and rights.	future issuance.

Equity compensation plans
approved by security holders	-	-	-

Equity compensation plans not
approved by security holders	1,775,000	$0.27	865,900

Total	1,775,000	$0.27	865,900

2002 Stock Award Plan

In 2002, the Company’s board of directors approved a stock award plan. The plan provides both for the direct award or sale of shares, and for the grant of options to purchase shares. Shares may be awarded in consideration of services rendered to the Company. The Company may also grant a 30-day right to purchase shares at a price of not less than 90% of the fair market value of the shares.

Under the plan directors, employees and consultants may be granted incentive stock options to purchase common stock of the Company at a price of not less than 100% of the fair market value of the stock. Outside directors may be granted non-statutory stock options to purchase common stock of the Company at a price of not less than 85% of the fair market value of the stock.

The total number of shares awarded under the plan must not exceed 15% of the outstanding common stock of the Company. Certain changes in the capital structure of the Company, such as a stock split or stock dividend, may result in an appropriate adjustment to the number and/or the price of shares issuable under the plan. The plan expires on July 1, 2017.

Sales of Securities Without Registration Under the Securities Act of 1933

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At December 31, 2004, Icon had advanced a total of $227,139, plus accrued interest of $20,914, which can be converted into 555,858 units, at various a conversion prices of $0.05 to $0.80 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from April 5, 2005 to October 16, 2006. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. These transactions are with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Subsequent to December 31, 2004, Icon converted the remaining principal balance of $227,139 plus accrued interest to January 31, 2005 into 635,901 units. Icon also exercised warrants to purchase a further 103,580 shares for cash proceeds of $8,043.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. In July 2004, 320,000 of the warrants were exercised, and 320,000 shares were issued for cash proceeds of $32,000. These shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Subsequent to December 31, 2004, the investor exercised the remaining warrants to purchase a further 330,000 shares for cash proceeds of $33,000.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII, whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At December 31, 2004, Star Leisure had advanced a total of $103,206, plus accrued interest of $13,033, which can be converted into 588,694 units, at various a conversion prices of $0.13 to $0.24 per unit. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from August 13, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of December 31, 2004. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On January 31, 2004, the Company issued 1,137,500 Class A Convertible Preferred Shares(1) at a deemed value of $4.00 per share, as payment for technical planning services to be performed by the Arkan Group for Projects of Dammam, Saudi Arabia. The total value of the technical planning services contract is $4,550,000. These shares were issued in escrow and were to be released over time as work on the Dream Island Project progressed. In December 2004 this contract was terminated, and the escrowed shares were cancelled. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

In November 2004, the Company issued 350,000 common shares at a deemed price of $0.35 per share, for a total deemed consideration of $122,500, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

In August 2004, the Company issued 10,000 common shares at a deemed price of $2.00 per share, for a total deemed consideration of $20,000, pursuant to a Consulting Services Agreement for financial consulting. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

In January 2005, the Company issued 141,000 common shares at a deemed price of $.50 per share, for a total deemed consideration of $70,500, pursuant to various consulting agreements for legal, computer, and financial services. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S.

The Company issued 50,000 common shares in January 2005, at a deemed price of $0.84 per share, for a total deemed consideration of $42,000, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

The Company also issued 400,000 common shares in January 2005, at a deemed price of $0.25 per share, for a total deemed consideration of $100,000, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. Of these shares, 250,000 are held in escrow and are to be released subject to the Company obtaining certain future financial goals. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On March 11, 2005, the Company issued 4,120,643 common shares pursuant to a common stock dividend declared by the Board of Directors on February 14, 2005, payable to the shareholders of record as of March 4, 2005. In connection with this stock dividend, pursuant to the terms of stock option, convertible debenture, and stock warrant agreements the number of units or shares issuable under those agreements shall be increased by 20% and the exercise or conversion price shall be decreased by 20%.

In August 2004 work commenced on the Dream Island Project, however there has not yet been sufficient progress to warrant a release of any of the escrowed shares.

(1) Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

6.	Plan of Operation

Plan of Operation

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $4,803,992 since inception and at December 31, 2004 has a working capital deficiency of $236,269. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On June 8, 2004 the Company entered into a Marketing, Promotion and Property Share Agreement (the 'Marketing Agreement') with AL Misehal Real Estate, Al Ayiri Real Estate and Khalil Ibrahim Ali Khan, (collectively the 'Marketing Group'). The Marketing Group was to market and sell, on a pre-sale basis, the future residential real estate of the Dream Island Project consisting of beach villas, and marina residences units. This agreement was terminated in December 2004.

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

The Company's plan during the next quarter and for the balance of 2005 is to maintain the size and staffing of its Vancouver, British Columbia head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members the full-time and temporary staff and consultants. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

In May 2004, the Company entered into a share exchange agreement with Bayindir Faktoring Hizmetleri A.S. of Istanbul, Turkey ('Bayindir'). This agreement contemplated the Company providing working capital financing to Bayindir, and ultimately the acquisition of a controlling interest in Bayindir. This agreement has now lapsed, and the Company does not plan to pursue this investment any further.

In December 2004, the Company signed a Letter Of Intent (the "LOI") with G7 Limited, a Doha, Qatar registered corporation. G7 is an affiliated party to the Company. The LOI outlines the general terms and conditions which will govern a more definitive agreement to be entered into between the Company and G7, relating to the engagement of the Company as a financial partner in certain motion picture production ventures to be carried on by G7. Under the LOI, G7 has appointed the Company as the exclusive agent of G7 for the purposes of facilitating financing to meet that portion of G7's film production budgets that is not met through non-equity financing such as presales, subsidies or other similar non-debt financial programs.

It is the intent of the parties that the Company will, subject to such transactions being qualified or eligible under applicable securities laws, receive financing funds as a private placement investment in the Company and to issue common shares of the Company in respect therefore, at a price per share to be agreed to by the Company and the participating investors. The Company will, in turn, advance the required film’s equity funding to G7.

All funds advanced by the Company to G7 will be advanced to purchase a participating equity interest in certain film(s). The amount of participating interest in each film to be purchased by the Company will be negotiated on a case-by-case basis. In addition, the Company will also be entitled to receive options (also to be negotiated on a case-by-case basis) entitling the Company to purchase a greater participating interest in a film, up to an aggregate of fifty percent, with such option being exercisable by the Company through the issuance of common shares of the Company or as negotiated by the parties by the payment of cash, or some combination of cash and common shares of the Company.

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

7.	Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 AND 2003

(Stated in U.S. Dollars)

A PARTNERSHIP of INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Strategic Internet Investments, Incorporated (A Development Stage Company) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for each of the years in the two year period ended December 31, 2004 and for the period from inception of the development stage, February 28, 1989 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2004 and for the period from inception of the development stage, February 28, 1989 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
March 23, 2005	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,
	2004	2003
ASSETS

Current
Cash	$22,987	$346
Prepaid expenses	64,030	-
Due from related party	-	9,494

	87,017	9,840

Equipment – Note 3	2,286	949
Deferred investment costs – Note 4	34,210	99,210

	$123,513	$109,999

LIABILITIES

Current
Accounts payable – Note 11	$110,836	$189,852
Due to related parties	28,752	49,259
Current portion of loans payable – Notes 5 and 11	183,698	122,708

	323,286	361,819
Loans payable – Notes 5 and 11	236,137	114,689

	559,423	476,508

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 5, 6, 8 and 11
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
18,972,675 outstanding (2003: 17,305,596 outstanding)	18,971	17,304
Additional paid-in capital	3,937,186	3,608,630
Contributed capital	411,727	294,027
Deficit accumulated during the development stage	(4,803,992)	(4,286,668)

	(435,910)	(366,509)

	$123,513	$109,999

Nature and Continuance of Operations – Note 1
Commitments – Notes 5 and 6
Subsequent Events – Note 11

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			from February
			28, 1989 (Date
			of Inception) to
	Years ended December 31,		December 31,
	2004	2003	2004

General and Administrative Expenses
Accounting and audit fees	$38,093	$33,870	$116,120
Amortization	732	407	2,811
Automobile	565	-	565
Business Promotion	213	-	213
Communications	13,234	18,074	56,503
Consulting fees – Note 8	124,765	232,520	2,050,789
Interest – Note 8	36,074	9,399	51,134
Investor relations	26,350	-	76,852
Legal fees	15,386	2,553	114,413
Management fees – Note 8	932	-	112,932
Office and general – Note 8	17,613	13,016	132,128
Regulatory fees	1,602	3,185	16,287
Rent – Note 8	18,533	10,239	54,767
Transfer agent fees	7,031	5,362	33,139
Travel	51,154	34,816	99,718
Non-cash compensation charge – Note 6	161,450	53,500	430,035

Loss before the following:	(513,727)	(416,941)	(3,348,406)

Unauthorized distribution	-	-	(69,116)
Termination fee – Note 7	-	(792,000)	(792,000)
Loss on foreign exchange	(3,597)	-	(3,597)
Gain on settlement of debt	-	-	15,464
Write-down of advances to
related party	-	-	(606,337)

Net loss for the period	$(517,324)	$(1,208,941)	$(4,803,992)

Basic loss per share	$(0.03)	$(0.07)

Weighted average number of common
shares outstanding	18,460,876	16,513,952

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			from
			February 28,
			1989 (Date of
			Inception) to
	Years ended December 31,		December 31,
	2004	2003	2004

Operating Activities
Net loss for the period	$(517,324)	$(1,208,941)	$(4,803,992)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	732	407	2,811
Consulting fees	80,000	203,000	1,744,187
Gain on settlement of debt	-	-	(15,464)
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	161,450	53,500	430,035
Termination fees	-	792,000	792,000
Changes in non-cash items:
Prepaid expenses	(1,530)	28,000	26,470
Accounts payable	(79,016)	(13,395)	366,849

Net cash used in operating activities	(355,688)	(145,429)	(843,767)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	(2,069)	-	(4,347)
Deferred investment costs	-	(34,210)	(34,210)
Due to/from related parties, net	(11,013)	(9,549)	(561,961)

Net cash used in investing activities	(13,082)	(43,759)	(601,268)

Financing Activities
Bank indebtedness	-	(19)	-
Loans payable	275,975	124,553	513,372
Proceeds from issuance of common stock	115,436	65,000	956,478
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided in financing activities	391,411	189,534	1,468,022

Increase in cash during the period	22,641	346	22,987

Cash, beginning of the period	346	-	-

Cash, end of the period	$22,987	$346	$22,987

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$990	$5,661

Cash paid for Income taxes	$-	$-	$-
Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989
(Date of Inception) to December 31, 2004
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, February 28, 1989	-	$-	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	-	-	33,347	33	9,967	-	-	10,000

Balance December 31, 1989	-	-	33,347	33	9,967	-	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270	-	-	33,348	33	72,697	-	-	72,730
Net loss	-	-	-	-	-		(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664	-	(84,159)	(1,429)
Net loss	-	-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664	-	(85,575)	(4,845)
Net loss	-	-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664	-	(90,288)	(7,558)
Net loss	-	-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664	-	(91,902)	(9,172)
Net loss	-	-	-	-	-	-	(1,863)	(1,863)

Balance December 31, 1994	-	-	66,695	66	82,664	-	(93,765)	(11,035)
Issuance of stock for services
rendered – at $0.03	-	-	50,000	50	1,450	-	-	1,500
Contributed capital	-	-	-	-	-	24,842	-	24,842
Net loss	-	-	-	-	-	-	(16,735)	(16,735)

....Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2004
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 1995	-	-	116,695	116	84,114	24,842	(110,500)	(1,428)
Net loss	-	-	-	-	-	-	(9,068)	(9,068)

Balance December 31, 1996	-	-	116,895	116	84,114	24,842	(119,568)	(10,496)
Issuance of stock for cash - $0.011	-	-	2,000,000	2,000	19,300	-	-	21,300
Contributed capital	-	-	-	-	-	600	-	600
Net loss	-	-	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	-	-	2,116,695	2,116	103,414	25,442	(141,829)	(10,857)
Issuance of stock services
- at $0.001	-	-	7,000,000	7,000	-	-	-	7,000
- at $0.01	-	-	620,000	620	5,580	-	-	6,200
Net loss	-	-	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	-	-	9,736,695	9,736	108,994	25,442	(194,137)	(49,965)
Net loss	-	-	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	-	-	9,736,695	9,736	108,994	25,442	(230,132)	(85,960)
Issuance of stock cash pursuant to
a private placement – at $0.30	-	-	1,133,334	1,133	338,867	-	-	340,000
Issue of stock for finders fee	-	-	50,000	50	(50)	-	-	-
Net loss	-	-	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	-	-	78,707	-	78,707

.... Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2004
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance December 31, 2000	-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services - at $0.50	-	-	328,356	328	163,851	-	-	164,179
- at $1.55	-	-	13,383	13	20,731	-	-	20,744
- at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a
private placement - at $0.30	-	-	883,332	883	264,117	-	-	265,000
Issuance of stock for cash pursuant to the
exercise of warrants - at $2.00	-	-	28,800	29	57,571	-	-	57,600
Less: Issue costs	-	-	-	-	(17,858)	-	-	(17,858)
Net loss	-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001	-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting							-
- at $0.35	-	-	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred investment
costs - at $0.05	-	-	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services - at $0.05	-	-	100,000	100	4,900	-	-	5,000
- at $ 0.055	-	-	60,000	60	3,240	-	-	3,300
- at $ 0.10	-	-	105,000	105	10,395	-	-	10,500
- at $ 0.148	-	-	27,000	27	3,973	-	-	4,000
- at $ 0.20	-	-	175,000	175	34,825	-	-	35,000
- at $ 0.209	-	-	17,143	17	3,583	-	-	3,600
- at $ 0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance of stock for debt - at $ 0.20	-	-	458,135	458	91,169	-	-	91,627
- at $ 0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss	-	-	-	-	-	-	(214,758)	(214,758)

.... Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2004
(Stated in U.S. Dollars)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	-	203,000
Issue of stock for cash pursuant to
a private placement – at $0.10	-	-	650,000	650	64,350	-	-	65,000
Net loss	-	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee – at $4.00	198,000	198	-	-	791,802	-	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,608,630	294,027	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	-	161,450	-	161,450
Stock-based compensation on the exercise of
options	-	-	-	-	43,750	(43,750)	-	-
Issue of stock for cash pursuant to the
exercise of share purchase warrants
–at $0.10	-	-	320,000	320	31,680	-	-	32,000
–at $0.05	-	-	643,715	644	31,542	-	-	32,186
Issue of stock for cash pursuant to the
exercise of share purchase options
–at $0.25	-	-	205,000	205	51,045	-	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	-	30,000
–at $0.06	-	-	825,364	825	47,712	-	-	48,537
–at $0.30	-	-	50,000	50	14,950	-	-	15,000
Issuance of stock for services – at $0.35	-	-	350,000	350	122,150	-	-	122,500
–at $2.00	-	-	10,000	10	19,990	-	-	20,000
Cancellation of stock issued for deferred
investment costs –at $0.05	-	-	(1,300,000)	(1,300)	(63,700)	-	-	(65,000)
Net loss	-	-	-	-	-	-	(517,324)	(517,324)

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$3,937,186	$411,727	$(4,803,992)	$(435,910)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

1.	Nature and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $4,803,992 since inception, has not yet attained profitable operations and at December 31, 2004 has a working capital deficiency of $236,269. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2005 by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may differ from those estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries Strategic Internet Investment Canada Inc. and 3851630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant inter- company transactions were eliminated.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Equipment and Amortization

Equipment is recorded at cost and consists of computer equipment. The Company provides for amortization using the declining balance method at the rate of 30% per annum.

Deferred Investment Costs

Deferred investment costs are recorded at cost and represent preliminary costs incurred with respect to the acquisition of an investment. These costs will be deferred until the Company completes the acquisition, at which time, the costs will be added to the cost of the investment. These costs will be written-off if the Company does not complete the acquisition.

Income Taxes

The Company follows FAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided, as it would be antidilutive.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

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

3.	Equipment

		2004			2003
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net

Computer equipment	$4,348	$2,062	$2,286	$2,278	$1,329	$949

4.	Deferred Investment Costs – Note 6

Deferred investment costs consist of payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L. The 2003 comparative amount also included consultant’s fees.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

5.	Loans Payable – Note 11

		December 31,	December 31,
		2004	2003

a)	Loan payable to a shareholder. This loan is unsecured, non-interest
	bearing and repayable on demand.	$-	$13,837

b)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $9,198 (2003: Nil) The loan is unsecured,
	bearing interest at 12% per annum and is repayable no later than
	August 12, 2005.	29,198	50,000

c)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $52 (2003: Nil) The loan is unsecured,
	bearing interest at 10% per annum and is repayable upon demand.
	This loan and accrued interest is payable in Canadian funds in the
	amount of Cdn$21,267.	17,652	-

d)	Loan payable to a shareholder including accrued interest of $2,658
	(2003: $1,992). The loan is unsecured, bears interest at 8% per
	annum and is repayable upon demand.	8,693	8,027

e)	Loans payable to a company controlled by a shareholder of the
	Company, including accrued interest of $20,914 (2003: $5,820),
	pursuant to Convertible Loan Agreements. Interest is calculated at
	10% per annum. The loans mature on various dates to October 16,
	2006. The lender may at anytime convert the principal sum plus
	accrued interest into units of the Company. Each unit will consist of
	one common share plus one common share purchase warrant.
	Conversion of this loan and associated warrants to equity will be at
	various rates ranging from $0.05 to $0.80 per share.	248,053	67,359

f)	Loan payable to a shareholder including accrued interest of $ Nil
	(2003: $905). The loan was unsecured, bears interest at 10% per
	annum and was settled in May 2004 for 30,000 common shares at
	$0.30 per share.	-	14,821

g)	Loans payable to a company controlled by a director of the Company,
	including accrued interest of $13,033 (2003: $2,149), pursuant to
	Convertible Loan Agreements. Interest is calculated at 10% per
	annum. The loans mature on various dates to January 31, 2006. The
	lender may at anytime convert the principal sum plus accrued interest
	into units of the Company. Each unit will consist of one common share
	plus one common share purchase warrant. Conversion of this loan and
	associated warrants to equity will be at various rates ranging from
	$0.13 to $0.24 per share.	116,239	83,353

		419,835	237,397
	Less: current portion	(183,698)	(122,708)

		$236,137	$114,689

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5, 8 and 11

Class A Convertible Preferred Shares

The Class A convertible preferred shares have a par value of $0.001 and are convertible to common shares at $4.00 per share during the first 180 days following issuance, and thereafter at the average of twenty consecutive days closing prices, but shall not be less than $1.50 per share or greater than $6.00 per share. The Company has the right to redeem its Class A convertible preferred stock at any time by paying to the holders thereof the sum of $4 per share.

Commitments

Stock Option Plan

The Company’s board of directors approved a stock option plan. Under the plan directors, employees and consultants may be granted options to purchase common stock of the Company at a price of not less than 100% of the fair market value of the stock. The total number of options granted must not exceed 15% of the outstanding common stock of the Company. The plan expires on July 1, 2017.

Stock-based Compensation

The Company granted share purchase options to directors, employees, and consultants of the Company at the closing price of the Company’s common stock on the date of the grants. The options have been granted with a term of 5 years. The stock options are exercisable at 20% on the date of grant, and then 20% every three months thereafter, such that they are fully exercisable after a period of one year from the date of grant.

During the previous two years, the change in share purchase options outstanding are as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

Options outstanding at December 31,2002		265,000	$0.50
Cancelled during the year		(265,000)	$0.50
Granted during the year	September 5, 2008	1,765,000	$0.25

Options outstanding at December 31,2003		1,765,000	$0.25
Exercised during the year		(205,000)	$0.25
Granted during the year	February 5, 2009	100,000	$0.35
	April 15, 2009	25,000	$0.63
	July 8, 2009	90,000	$0.40

Options outstanding at December 31,2004		1,775,000	$0.27

At December 31, 2004, of the total outstanding share purchase options; 1,691,000 (2003 – 706,000) were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5, 8 and 11 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

For the options granted during the year ending December 31, 2004, the total non-cash compensation charge determined is $120,900 (2003 - $441,250). As the stock options have a graded vesting schedule, the total compensation cost recognized is as follows:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2004	2003	2004

Total non-cash compensation charge vested	$354,350	$176,500	$924,357
Employee’s non-cash compensation charge	(192,900)	(123,000)	(494,322)

Consultants’ non-cash compensation charge recognized	$161,450	$53,500	$430,035

Under SFAS No. 123, if the Company elects to follow APBO No. 25, in respect to the employees’ stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to officers, directors and employees, the Company’s net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2004	2003	2004

Net loss – as reported	$(517,324)	$(1,208,941)	$(4,803,992)

Net loss – pro-forma	$(710,224)	$(1,331,941)	$(5,298,314)

Basic loss per share – as reported	$(0.03)	$(0.07)

Basic loss per share – pro-forma	$(0.04)	$(0.08)

The weighted average fair value at date of grant of the options granted were as follows:

	2004	2003

Weighted average fair value	$0.56	$0.25
Total options granted	215,000	1,765,000
Total fair value of options granted	$120,900	$441,250

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5, 8 and 11 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003

Expected dividend yield	0.0%	0.0%
Expected volatility	142% - 191%	252%
Risk-free Interest Rate	2% - 2.88%	4.5%
Expected term in years	5	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Share Purchase Warrants

At December 31, 2004, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

75,820	$0.07	February 1, 2005
27,760	$0.10	February 1, 2005
50,568	$0.12	March 1, 2005
27,500	$0.08	March 1, 2005
330,000	$0.10	March 13, 2005

511,648

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

Acquisition of Gulf Star World Development W.L.L.
By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, and June 30, 2004 the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5, 8 and 11 – (cont’d

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three-year period as follows:

	a)	1,000,000 allotted shares issued to Star Leisure upon completion of dredging works (estimated cost of dredging contract is $4,500,000);

	b)	1,000,000 allotted shares issued to Star Leisure upon completion of final planning and design works (estimated planning contract cost is $8,000,000);

	c)	1,000,000 allotted shares issued to Star Leisure upon the Company securing full funding in a combination of debt and/or equity that allows main resort construction to commence;

	d)	1,000,000 allotted shares issued to Star Leisure upon completion of 50% of resort construction; and

	e)	1,000,000 allotted shares issued to Star Leisure upon resort being opened for business at the start of operations.

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At December 31, 2004, no value has been recorded for the shares, as although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant a release of escrowed shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

The Company also engaged a consultant to act as an advisor in respect to the above noted acquisition. The company issued 1,300,000 common shares during the year ended December 31, 2002, which were deposited into escrow and were to be released on the basis of the progress of the Dredging and Reclamation Contract noted above. During the year ended December 31, 2002, these shares were recorded at their estimated fair value of $65,000, and had been deferred with other related investment costs pertaining to the acquisition of Gulf Star. During the year ended December 31, 2004 the agreement with this consultant was terminated, and the 1,300,000 common shares were returned to the Company for cancellation.

Pursuant to an agreement dated October 20, 2003, during the year ended December 31, 2004 the Company issued 1,137,500 Class A convertible preferred shares of the Company at a deemed value of $4 per share for Technical Planning services for the Dream Island Project. These shares were issued in escrow, and were to be released over time as work on the project progressed. In December 2004 this agreement was terminated, and the 1,137,500 preferred shares were returned to the Company for cancellation.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

7.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of	Number of	Average Price
		Preferred Shares	Common Shares	Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$1,500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	233,333	$0.50	116,667
2001	Consulting fee	-	95,023	$0.50	47,512
2001	Consulting fee	-	13,383	$1.55	20,744
2001	Consulting fee	-	366,667	$3.50	1,283,331
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	604,143	$0.17	103,400
2002	Debt settlement	-	458,135	$0.20	91,627
2002	Debt settlement	-	222,751	$0.209	46,379
2002	Consulting fee	-	1,380,000	$0.07	93,000
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	563,000	$0.05	30,000
2004	Loan settlement	-	50,000	$0.30	15,000
2004	Consulting fee	-	10,000	$2.00	20,000
2004	Consulting fee	-	350,000	$0.35	122,500
2004	Deferred investment
	cost (cancellation)	-	(1,300,000)	$0.05	(65,000)

		198,000	14,341,799		$3,048,447

These amounts have been excluded from the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

8.	Related Party Transactions – Notes 5 and 6

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2004	2003	2004

Consulting fees	$-	$-	$35,670
Interest	20,134	2,445	23,274
Management fees	932	-	112,932
Office and general	-	3,925	26,944
Rent	18,533	10,239	49,384

	$39,599	$16,609	$248,204

Deferred investment costs at December 31, 2004 included $34,210 (2003: $34,210) charged by a related company in respect to a cash payment required pursuant to an acquisition agreement (Note 6).

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

The December 31, 2003 amount due from related party is comprised of advances to a company with which the Company has a director in common.

At December 31, 2004, accounts payable includes $69 (2003: $71,181) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees.

At December 31, 2004 and 2003, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with directors in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

At December 31, 2004, the Company issued 563,000 common shares to settle $30,000 of a loans payable due to a company controlled by directors of the Company.

9.	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2004	2003
Net tax operating loss carryforward	$1,637,005	$1,462,587
Net tax capital loss carryforward	103,077	103,077
Gross deferred tax assets	1,740,082	1,565,664
Valuation allowance for deferred tax asset	(1,740,082)	(1,565,664)
Balance at December 31, 2004	$-	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

9.	Deferred Tax Assets – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

10.	Income Taxes

At December 31, 2004, the Company has net operating loss carryforwards which expire commencing in 2010 totalling approximately $4,814,720. The Company has a capital loss carryforward which expires in 2006, totalling approximately $606,000. The potential tax benefits of these losses have not been recorded in the financial statements.

11.	Subsequent Events

Subsequent to December 31, 2004, the Company:

a)
Pursuant to the terms of a consulting agreement dated January 3, 2005 for legal services, the Company issued 50,000 common shares at a fair value of $0.50 per share for total consideration of $25,000, such services to be provided totaling that amount. The term of this contract commenced October 15, 2004 and $1,985 was included in accounts payable at December 31, 2004.

b)
Pursuant to the terms of a consulting agreement dated January 3, 2005 for web site development and hosting services for a term of six months commencing January 3, 2005, the Company issued 56,000 common shares at a fair value of $0.50 per share for a total consideration of $28,000.

c)
Pursuant to the terms of a consulting agreement dated January 3, 2005 for general services for a term of three months commencing January 3, 2005, issued 15,000 common shares at a fair value of $0.50 per share for a total consideration of $7,500.

d)
Pursuant to the terms of a consulting agreement dated January 4, 2005 for computer maintenance and general services provided during the year ended December 31, 2004, the Company issued 20,000 common shares at a fair value of $0.54 per share for a total consideration of $10,700. This amount was included in accounts payable at December 31, 2004.

e)
Pursuant to the terms of a consulting agreement dated January 6, 2005 for financial and business promotional services for a term of six months commencing January 6, 2005, issued 400,000 common shares at a fair value of $0.25 per share for a total consideration of $100,000. 250,000 of these shares are held in escrow, and are to be released upon the Company’s share price closing at $2.50, as to the release of 150,000 shares, and at $5.00, as to the release of 100,000 shares.

f)
Pursuant to the terms of a consulting agreement dated January 11, 2005 for business promotional services, the Company issued 50,000 common shares at a fair value of $0.84 per share for a total consideration of $42,000. The term of this contract commenced July 1, 2004 for twelve months and consequently $21,000 was included in accounts payable at December 31, 2004.

g)
On January 31, 2005, a convertible loan including accrued interest (Note 5 (e)) totaling $250,160 ($248,053 outstanding at December 31, 2004) was converted into 635,901 units at an average rate of $0.39 per unit. Each unit consists of one common share and one non-transferable share purchase warrant. Each share purchase warrant shall be exercisable for a period of one year at an average price of $0.39 per common share.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

11.	Subsequent Events – (cont’d)

h)
Issued 4,120,643 common shares pursuant to a common stock dividend declared by the Board of Directors on February 14, 2005, payable to the shareholders of record as of March 4, 2005. In connection with this stock dividend, pursuant to the terms of stock option, convertible debenture, and stock warrant agreements the number of units or shares issuable under those agreements shall be increased by 20% and the exercise or conversion price shall be decreased by 20%.

	i)	Issued 433,580 common shares pursuant to the exercise of 433,580 share purchase warrants outstanding at December 31, 2004, for cash proceeds of $41,083.

12.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.

8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

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

Part III

9.	Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Name and		Business experience
position	Term	during past 5 years	Other directorships

Ralph Shearing	March 7, 2001	Director and officer of both	Soho Resources Corp., and
President, CEO,	to	the Company, and two	Mantle Minerals Inc.; both
Director	Present	natural resource exploration	reporting issuers in Canada.
companies.

Abbas Salih	March 7, 2001	Director and officer of the	None
Chairman,	to	Company.
Secretary, CFO,	Present
Director

Significant employees None

Family relationships There are no family relationships among directors, executive officers, officers or significant employees and any nominees chosen to hold these positions.

Involvement in certain legal proceedings
As of the date of this Annual Report no director, executive officer, promoter or control person or any nominee for these positions is or has been the subject of any legal proceeding in any court of jurisdiction concerning (i)any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy, or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent (10%) of Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company by each reporting person. Based solely upon a review of Forms 3 and 4 (and amendments thereto) and Forms 5 (and amendments thereto) and the written representations of the reporting persons, it is the Company's belief and understanding that all such persons have fully complied with the applicable filing requirements under the Act during the fiscal year ended December 31, 2004.

10.	Executive Compensation

During the fiscal year ended December 31, 2004, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown below (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company currently has no pension plan, health plan, income profit sharing or other similar plan. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

On July 1, 2002 the Company's Board of Directors adopted and approved a Stock Award Plan. The plan provides both for the direct award or sale of shares, and for the grant of options to purchase shares. Shares may be awarded in consideration of services rendered to the Company. The Company may also grant a 30-day right to purchase shares at a price of not less than 90% of the fair market value of the shares.

Under the plan directors, employees and consultants may be granted incentive stock options to purchase common stock of the Company at a price of not less than 100% of the fair market value of the stock. Outside directors may be granted non-statutory stock options to purchase common stock of the Company at a price of not less than 85% of the fair market value of the stock.

The total number of shares awarded under the plan must not exceed 15% of the outstanding common stock of the Company. Certain changes in the capital structure of the Company, such as a stock split or stock dividend, may result in an appropriate adjustment to the number and/or the price of shares issuable under the plan. The plan expires on July 1, 2017.

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

As of the date of this Annual Report, a total of 12 employees including consultants, directors and officers have been granted share purchase options to acquire a total of 1,775,000 common shares of the Company at a weighted average price of $0.27 per share. The President and the Secretary of the Company have each been granted 600,000 share purchase options each under the Plan.

Subsequent to the fiscal year end, the Company issued a 20% stock dividend. The effect of this dividend is to increase the number of outstanding share purchase options to 2,130,000 exercisable at a weighted average price of $0.23 per share.

Summary compensation table

		Annual Compensation	Long Term Compensation
Name	Year	Other annual compensation	Securities underlying options

Ralph Shearing
CEO, Director	2004	$932	-
	2003	-	600,000 share options
	2002	-	-

Abbas Salih
CFO, Director	2004	-	-
	2003	-	600,000 share options
	2002	-	-

Aggregated fiscal year end option values

Number of securities
	underlying unexercised options	Value of unexercised in-the-
	at fiscal year end	money options fiscal year end
Name	exercisable / unexercisable	exercisable / unexercisable

Ralph Shearing
CEO, Director	600,000 / nil share options	$150,000/ nil

Abbas Salih
CFO, Director	600,000 / nil share options	$150,000/ nil

11.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership	of class

Common stock	Cede & Co.	6,463,722 (direct)	26%
	New York, N.Y., U.S.A.

Common stock	P. Chung	2,347,605 (indirect)(1)	12%
	Vancouver, BC, Canada

(1)	The beneficial owner also has the right to acquire a further 30,000 (36,000 post-dividend) shares through the exercise of stock options and 713,969 (856,763 post-dividend) shares through the exercise of warrants.

Security ownership of management

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership

Common stock	Ralph Shearing	Nil (1)	3%
	Vancouver, BC, Canada

Common stock	Abbas Salih	9,785,172 (2)	44%
	Vancouver, BC, Canada

(1)	The beneficial owner has the right to acquire 600,000 (720,000 post-dividend) shares through the exercise of stock options.

(2)
The beneficial owner also has the right to acquire a further 600,000 (720,000 post-dividend) shares through the exercise of stock options and 1,177,388 (1,412,866 post-dividend) shares through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant.

12.	Certain Relationships and Related Transactions

The officers and directors of the Company are engaged in other businesses, either individually or through partnerships or corporations in which they may have an interest, hold an office or serve on the Boards of Directors. Certain conflicts of interest may arise between the Company and the respective officers and directors. Such conflicts can be resolved through the exercise by such officers and directors of judgment consistent with their fiduciary duties to the Company. It is the intent of the officers and directors to resolve any such conflicts in the best interest of the Company and to allocate sufficient of their time to the affairs of the Company in order to fully and competently carry out their duties and responsibilities. Certain financial related party transactions are adequately explained in items 5 and 6 of this Annual Report.

13.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO	Exhibit 31.1
601-(32)	Section 1350 Certification of CEO	Exhibit 32.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certification of CFO	Exhibit 31.2
601-(32)	Section 1350 Certification of CFO	Exhibit 32.2

Note 1	Incorporated by reference to Form 10-KSB Annual
Report for the year ending December 31, 2001
Note 2	Incorporated by reference to Form 10-KSB Annual
Report for the year ending December 31, 2002

14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended December 31, 2004 and 2003, the Company incurred approximately $11,000 and $10,000 respectively in fees to Amisano Hanson, Chartered Accountants, for professional services rendered in connection with the audit of the Company's financial statements and approximately $10,250 (2003: $8,950) for review of the Company's quarterly financial statements.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee

As of this Annual Report, the Company has not appointed members to an audit committee. The board of directors has conducted the respective role of an audit committee. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its responsibility to oversee finance, accounting, tax and legal compliance matters. The audit committee will (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control systems; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and, (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

Date: March 31, 2005	/s/ Ralph Shearing

Ralph Shearing, CEO, Director

Date: March 31, 2005	/s/ Abbas Salih

Abbas Salih, CFO, Director