Form 10QSB
period 2005-03-31
STRATEGIC INTERNET INVESTMENTS  INC
filed 2005-05-23
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended March 31, 2005

Strategic Internet Investments, Incorporated
(Small Business Issuer)

Suite 450, 650 West Georgia Street
Vancouver, BC
Canada V6B 4N8
(Address of principal executive offices)

84-1116458	Delaware
(IRS Employer Identification)	(State of incorporation)

604-684-8662 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No☐

Common shares outstanding as of April 30, 2005:
25,353,523

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

March 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS

Current
Cash	$2,347	$22,987
Prepaid expenses	124,010	64,030

	126,357	87,017

Capital assets	2,115	2,286
Deferred investment costs – Note 3	34,210	34,210

	$162,682	$123,513

LIABILITIES

Current
Accounts payable	$86,368	$110,836
Due to related parties	33,544	28,752
Current portion of loans payable – Note 4	166,529	183,698

	286,441	323,286
Loans payable – Note 4	-	236,137

	286,441	559,423

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 4, 5 and 7
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
24,503,799 outstanding (2004: 18,972,675 outstanding)	24,502	18,971
Additional paid-in capital	7,052,016	3,937,186
Contributed capital	424,827	411,727
Deficit accumulated during the development stage	(7,625,302)	(4,803,992)

	(123,759)	(435,910)

	$162,862	$123,513

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Three months ended		of Inception) to
	March 31,		March 31,
	2005	2004	2005

General and Administrative Expenses
Accounting and audit fees	$17,184	$2,152	$133,304
Amortization	171	72	2,982
Automobile	-	-	565
Business promotion	-	-	213
Communications	2,610	3,238	59,113
Consulting fees	50,563	1,500	2,101,352
Interest	9,761	4,792	60,895
Investor relations	6,174	5,724	83,026
Legal fees	13,805	337	128,218
Management fees	-	-	112,932
Office and general	708	1,144	132,836
Regulatory fees	178	-	16,465
Rent	4,892	4,553	59,659
Transfer agent fees	7,579	1,140	40,718
Travel	15,637	26,891	115,355
Non-cash compensation charge	13,100	33,550	443,135

Loss before the following:	(142,362)	(85,093)	(3,490,768)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Loss on foreign exchange	(530)	-	(4,127)
Gain on settlement of debt	-	-	15,464
Write-down of advances to
related party	-	-	(606,337)

Net loss for the period	$(142,892)	$(85,093)	$(4,946,884)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding	21,092,761	18,112,820

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2005	2004	2005
Operating Activities	$(142,892)	$(85,093)	$(4,946,884)
Net loss for the period
Adjustments to reconcile net loss to net
cash used in operations:
Amortization	171	72	2,982
Consulting fees	44,562	-	1,936,166
Gain on settlement of debt	-	-	(15,464)
Legal fees	6,545		6,545
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	13,100	33,550	443,135
Termination fees	-	-	792,000
Changes in non-cash items:
Prepaid expenses	(1,572)	-	(4,353)
Accounts payable	16,717	(8,756)	281,023
Due to/from related parties, net	4,792	8,825	33,544

Net cash used in operating activities	(58,577)	(51,402)	(857,969)

Investing Activities
Organization costs	-	-	(750)
Advance to related party	-	-	(606,337)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Increase (decrease) in loans payable	(3,146)	69,492	510,227
Proceeds from issuance of common stock	41,083	-	997,561
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided by financing activities	37,937	69,492	1,505,960

Increase (decrease) in cash during the period	(20,640)	18,090	2,347

Cash, beginning of the period	22,987	346	-

Cash, end of the period	$2,347	$18,436	$2,347

Supplementary disclosure of cash flows:
Cash paid for Interest	$301	$-	$6,952

Cash paid for Income taxes	$-	$-	$-
Non cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2005
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

...Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2005
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

... Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance December 31, 2000	-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services – at $0.50	-	-	328,356	328	163,851	-	-	164,179
– at $1.55	-	-	13,383	13	20,731	-	-	20,744
– at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a
private placement – at $0.30	-	-	883,332	883	264,117	-	-	265,000
Issuance of stock pursuant to the
exercise of warrants – at $2.00	-	-	28,800	29	57,571	-	-	57,600
Less: Issue costs	-	-	-	-	(17,858)	-	-	(17,858)
Net loss	-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001	-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting							-
– at $0.35	-	-	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred investment
costs – at $0.05	-	-	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services – at $ 0.05	-	-	100,000	100	4,900	-	-	5,000
– at $0.055	-	-	60,000	60	3,240	-	-	3,300
– at $0.10	-	-	105,000	105	10,395	-	-	10,500
– at $0.148	-	-	27,000	27	3,973	-	-	4,000
– at $0.20	-	-	175,000	175	34,825	-	-	35,000
– at $0.209	-	-	17,143	17	3,583	-	-	3,600
– at $0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance of stock for debt – at $0.20	-	-	458,135	458	91,169	-	-	91,627
– at $0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss	-	-	-	-	-	-	(214,758)	(214,758)

... Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,550,928	240,527	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	65,000	650	64,350	-	-	65,000
Net loss	-	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee	198,000	198	-	-	791,802	-	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,608,630	294,027	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	-	161,450	-	161,450
Stock-based compensation on the exercise of
options	-	-	-	-	43,750	(43,750)	-	-
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.10	-	-	320,000	320	31,680	-	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	-	32,186
Issue of stock for cash pursuant to the exercise
of share purchase options – at $0.25	-	-	205,000	205	51,045	-	-	51,250
Issue of stock for debt	-	-	563,000	563	29,437	-	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	-	(65,000)
Net loss	-	-	-	-	-	-	(517,324)	(517,324)

... Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-In	Contributed	Development
	Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$3,937,186	$411,727	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	-	13,100	-	13,100
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.10	-	-	357,760	357	35,418	-	-	35,775
– at $0.07	-	-	75,820	76	5,232	-	-	5,308
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	-	250,160
Issuance of stock for services – at $0.25	-	-	150,000	150	37,350	-	-	37,500
– at $0.50	-	-	121,000	121	60,379	-	-	60,500
– at $0.54	-	-	20,000	20	10,680			10,700
– at $0.84	-	-	50,000	50	41,950	-	-	42,000
Issuance of stock dividend – at $0.65			4,120,643	4,121	2,674,297	-	(2,678,418)	-
Net loss	-	-	-	-	-	-	(142,892)	(142,892)

Balance, March 31, 2005	198,000	$198	24,503,799	$24,502	$7,052,016	$424,827	$(7,625,302)	$(123,759)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

1.	Interim Reporting and Continuation of Operations

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2004, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2005 are not indicative of the results that may be expected for the full year.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has a working capital deficiency of $160,084, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year, has not yet attained profitable operations and has accumulated losses of $7,625,302 since its inception. The ability of the Company to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2.	Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Strategic Internet Investment Canada Inc. and 3851630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant intercompany transactions were eliminated.

3.	Deferred Investment Costs

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L. (Note 5).

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

4.	Loans Payable – Note 5

		March 31,	December 31,
		2005	2004

a)	Loan payable to a company controlled by a director of the
	Company including accrued interest of $10,062 (2004: $9,198)
	The loan is unsecured, bearing interest at 12% per annum and is
	repayable no later than August 12, 2005.	$30,062	$29,198

b)	Loan payable to a shareholder including accrued interest of
	$2,831 (2004: $2,658). The loan is unsecured, bears interest at
	8% per annum and is repayable upon demand.	8,866	8,693

c)	Loan payable to a company controlled by a director of the
	Company including accrued interest of $46 (2004: $52) The loan
	is unsecured, bearing interest at 10% per annum and is
	repayable upon demand. This loan and accrued interest is
	payable in Canadian funds in the amount of Cdn$10,277.	8,496	17,652

d)	Loans payable to a company controlled by a shareholder of the
	Company, including accrued interest payable of $NIL (2004:
	$20,914), pursuant to Convertible Loan Agreements. Interest is
	calculated at 10% per annum. The loans mature on various
	dates to September 23, 2006. The lender may at anytime
	convert the principal sum plus accrued interest into units of the
	Company. Each unit will consist of one common share plus one
	common share purchase warrant. In January 2005 this loan and
	accrued interest was converted into 635,901 units at an average
	price of $0.39 per share.	-	248,053

e)	Loans payable to a company controlled by a director of the
	Company, including accrued interest of $15,899 (2004: $13,033),
	pursuant to Convertible Loan Agreements. Interest is calculated
	at 10% per annum. The loans mature on various dates to
	January 31, 2006. The lender may at anytime convert the
	principal sum plus accrued interest into units of the Company.
	Each unit will consist of one common share plus one common
	share purchase warrant. Conversion of this loan and associated
	warrants to equity will be at various rates ranging from $0.11 to
	$0.20 per share.	119,105	116,239

		166,529	419,835
	Less: current portion	(166,529)	(183,698)

		$-	$236,137

Pursuant to the terms of the Convertible Loan Agreements, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7

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

Stock-based Compensation

The Company granted share purchase options to directors, employees and consultants of the Company at the closing price of the Company’s common stock on the date of the grants. The options have been granted with a term of 5 years. The stock options are exercisable at 20% on the date of grant, and then 20% every three months thereafter, such that they are fully exercisable after a period of one year from the date of grant.

During the period ended March 31, 2005, the share purchase options outstanding is as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

Outstanding at December 31, 2004	September 5, 2008	1,872,000	$0.21
	February 5, 2009	120,000	$0.29
	April 15, 2009	30,000	$0.53
	July 8, 2009	108,000	$0.33

Options outstanding at March 31, 2005		2,130,000	$0.22

Pursuant to the terms of the Stock Option Plan, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

At March 31, 2005, of the total outstanding share purchase options, 2,080,800 (December 31, 2004: 2,029,200) were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)
Commitments – (cont’d)
Stock-based Compensation – (cont’d)

As the stock options have a graded vesting schedule, the total compensation cost recognized for the three months ended March 31, 2005 is as follows:

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2005	2004	2005
Total non-cash compensation
charge vested	$15,900	$95,050	$940,257
Employee’s non-cash
compensation charge	(2,800)	(61,500)	(497,122)

Consultants’ non-cash compensation
charge recognized	$13,100	$33,550	$443,135

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

				Cumulative
				from February
				28, 1989 (Date
		Three months ended		of Inception) to
		March 31,		March 31,
		2005	2004	2005

Net loss	As reported	$(159,059)	$(85,093)	$(4,963,051)

	Pro-forma	$(161,859)	$(146,593)	$(5,460,173)

Basic loss per share	As reported	$(0.01)	$(0.00)	-
	Pro-forma	$(0.01)	$(0.01)	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d) Commitments – (cont’d) Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2004

Expected dividend yield	0.0%
Expected volatility	142%-191%
Risk-free Interest Rate	2%-2.88%
Expected term in years	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Share Purchase Warrants

At March 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

60,682	$0.10	May 1, 2005
33,000	$0.07	May 1, 2005
57,600	$0.04	April 1, 2005
8,182	$0.09	May 1, 2005
30,000	$0.08	June 1, 2005
7,067	$0.10	June 1, 2005
19,192	$0.10	July 1, 2005
19,072	$0.12	August 1, 2005
14,526	$0.16	October 1, 2005
76,800	$0.21	February 1, 2006
114,428	$0.23	March 1, 2006
43,500	$0.25	April 1, 2006
10,126	$0.50	May 1, 2006
55,264	$0.63	May 1, 2006
22,500	$0.67	June 1, 2006
131,507	$0.61	July 1, 2006
8,824	$0.57	July 1, 2006
26,939	$0.41	September 1, 2006
21,510	$0.44	October 1, 2006
96,047	$0.24	January 31, 2007

856,766

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)
Commitments – (cont’d)
Share Purchase Warrants – (cont’d)

Pursuant to the terms of the share purchase warrant agreements, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003, September 30, 2003, and June 30, 2004 the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At March 31, 2005, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow. An agent’s fee of 0.5% of the value of the shares released will be payable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)

Commitments – (cont’d)
Acquisition of Gulf Star World Development W.L.L. – (cont’d)

In August 2004 work commenced on the Dream Island Project, however there has not yet been sufficient progress to warrant a release of escrowed shares.

Financial Consulting Agreements

Pursuant to the terms of a consulting agreement dated January 6, 2005 for financial and business promotional services for a term of six months commencing January 6, 2005, the Company issued 400,000 common shares at a fair value of $0.25 per share for a total consideration of $100,000. 250,000 of these shares are held in escrow and are to be released upon the Company’s share price closing at $2.50, as to the release of 150,000 shares, and at $5.00, as to the release of 100,000 shares. The Company recorded the fair value of the 150,000 shares issued as $37,500, of which $18,750 was recorded as a consulting expense and $18,750 as a prepaid expense.

Pursuant to the terms of a 6 month consulting agreement dated March 9, 2005 for business promotional services, the Company agreed to issue 100,000 common shares at a fair value of $0.36 per share for a total consideration of $36,000. In this regard, the Company accrued $6,000 as a consulting expense as at March 31, 2005.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Stated in U.S. Dollars)
(Unaudited)

6.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of	Number of	Average Price
	Preferred Shares	Common Shares	Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1,500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	233,333	$0.50	116,667
2001 Consulting fee	-	95,023	$0.50	47,512
2001 Consulting fee	-	13,383	$1.55	20,744
2001 Consulting fee	-	366,667	$3.50	1,283,331
2002 Deferred investment cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	604,143	$0.17	103,400
2002 Debt settlement	-	458,135	$0.20	91,627
2002 Debt settlement	-	222,751	$0.209	46,379
2002 Consulting fee	-	1,380,000	$0.07	93,000
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	563,000	$0.05	30,000
2004 Loan settlement	-	50,000	$0.30	15,000
2004 Consulting fee	-	10,000	$2.00	20,000
2004 Consulting fee	-	350,000	$0.35	122,500
2004 Deferred investment
cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Consulting fees	-	291,000	$0.43	125,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan settlement	-	635,901	$0.39	250,160

	198,000	15,318,700		$3,449,307

These amounts have been excluded from the statements of cash flows.

7.	Subsequent Event

Subsequent to March 31, 2005, the Company issued 299,724 common shares pursuant to the exercise of share purchase warrants outstanding at March 31, 2005, for cash proceeds of $31,570.

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

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. In 2003 the Company had paid $34,210, with the balance of $65,790 to be paid by July 11, 2005.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $7,625,302 since inception and at March 31, 2005 has a working capital deficiency of $160,084. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On March 11, 2005, the Company issued 4,120,643 common shares pursuant to a common stock dividend declared by the Board of Directors on February 14, 2005, payable to the shareholders of record as of March 4, 2005. In connection with this stock dividend, pursuant to the terms of stock option, convertible debenture, and stock warrant agreements the number of units or shares issuable under those agreements shall be increased by 20% and the exercise or conversion price shall be decreased by 20%. These shares are restricted under Rule 144.

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non- transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the period ended March 31, 2005, Icon converted $227,140 of the loan plus accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the period ended March 31, 2005, Icon also exercised warrants to purchase a further 103,580 shares for cash proceeds of $8,083. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Subsequent to March 31, 2005, Icon exercised warrants to purchase a further 299,724 shares for cash proceeds of $31,570.

On January 31, 2003, the Company issued 1,268,750 Class A Convertible Preferred Shares(1) , at a deemed value of $4.00 per share, as payment for the dredging and reclamation services to be performed by Robodh Contracting Establishment of Manama, Bahrain. The total value of the Dredging and Reclamation Works contract is $5,075,000. These shares were issued in escrow and will be released over time as work on the Dream Island Project dredging progresses. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. In July 2004, the 320,000 warrants were exercised, and 320,000 shares were issued for cash proceeds of $32,000. During the period ended March 31, 2005, the investor exercised the remaining warrants to purchase a further 330,000 shares for cash proceeds of $33,000. These shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII, whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At March 31, 2005, Star Leisure had advanced a total of $103,206, plus accrued interest of $15,899, which can be converted into 706,433 units, at various a conversion prices of $0.11 to $0.20 per unit, post stock dividend. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from August 13, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of March 31, 2005. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

(1) Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

3.	Defaults Upon Senior Securities

	–	None

4.	Submission of Matters to a Vote of Security Holders

	–	None

5.	Other Information

	–	None

6.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications - CEO	Exhibit 31.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications - CFO	Exhibit 31.2
601-(32)	Section 1350 Certifications - CEO	Exhibit 32.1
601-(32)	Section 1350 Certifications - CFO	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Internet Investments, Incorporated

Date:	May 20, 2005	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	May 20, 2005	/s/ Abbas Salih
Abbas Salih, CFO, Director