Form 10QSB
period 2005-06-30
STRATEGIC INTERNET INVESTMENTS  INC
filed 2005-08-24
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended June 30, 2005

Strategic Internet Investments, Incorporated
(Small Business Issuer)

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Suite 250, 1090 West Georgia Street Vancouver, BC Canada V6E 3V7

Issuer’s telephone number	604-684-8662

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common shares outstanding as of July 31, 2005: 24,860,326

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

June 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

Current
Cash	$797	$22,987
Prepaid expenses	77,842	64,030

	78,639	87,017

Capital assets	1,944	2,286
Deferred investment costs – Note 3	34,210	34,210

	$114,793	$123,513

LIABILITIES

Current
Accounts payable	$92,727	$110,836
Due to related parties	38,637	28,752
Current portion of loans payable – Note 4	151,361	183,698

	282,725	323,286
Loans payable – Note 4	-	236,137

	282,725	559,423

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 4 and 5
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
24,860,326 outstanding (2004: 18,972,675 outstanding)	24,859	18,971
Additional paid-in capital	7,083,729	3,937,186
Contributed capital	431,127	411,727
Deficit accumulated during the development stage	(7,707,845)	(4,803,992)

	(167,932)	(435,910)

	$114,793	$123,513

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Six months ended		of Inception) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

General and Administrative Expenses
Accounting and audit fees	$15,057	$19,526	$32,241	$ 21,678	$148,361
Amortization	172	220	343	292	3,154
Automobile	-	565	-	565	565
Business promotion	-	-	-	-	213
Communications	12,039	3,001	14,649	6,239	71,152
Consulting fees	62,562	8,055	113,125	9,555	2,163,914
Interest	3,587	5,132	13,348	9,924	64,482
Investor relations	5,943	8,858	12,117	14,582	88,969
Legal fees	6,595	1,408	20,400	1,745	134,813
Management fees	-	-	-	-	112,932
Office and general	1,078	4,240	1,786	5,384	133,914
Regulatory fees	1,115	721	1,293	721	17,580
Rent	4,823	4,500	9,715	9,053	64,482
Transfer agent fees (recovery)	(4,184)	2,244	3,395	3,384	36,534
Travel	6,812	35,612	22,449	62,503	122,167
Non-cash compensation charge	6,300	33,550	19,400	67,100	449,435

Loss before the following:	(121,899)	(127,632)	(264,261)	(212,725)	(3,612,667)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	356	-	(174)	-	(3,771)
Gain on settlement of debt	-	-	-	-	15,464
Write-down of advances to
related party	-	-	-	-	(606,337)

Net loss for the period	$(121,543)	(127,632)	$(264,435)	$(212,725)	$(5,068,427)

Basic loss per share	$(0.00)	(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	24,781,675	17,433,080	22,987,765	17,791,090

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2005	2004	2005
Operating Activities	$(264,435)	$(212,725)	$(5,068,427)
Net loss for the period
Adjustments to reconcile net loss to net
cash used in operations:
Amortization	343	292	3,154
Communications	8,000	-	8,000
Consulting fees	113,125	-	2,043,929
Gain on settlement of debt	-	-	(15,464)
Legal fees	8,617	-	10,602
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	19,400	67,100	449,435
Termination fees		-	792,000
Changes in non-cash items:
Prepaid expenses	1,960	-	(820)
Accounts payable	23,076	(44,101)	246,197
Due to/from related parties, net	9,885	3,119	38,637

Net cash used in operating activities	(80,029)	(186,315)	(879,420)

Investing Activities
Organization costs	-	-	(750)
Advance to related party	-	-	(606,337)
Acquisition of capital assets	-	(2,069)	(4,347)
Deferred investment costs	-	-	(34,210)

Net cash used in investing activities	-	(2,069)	(645,644)

Financing Activities
Increase (decrease) in loans payable	(18,314)	140,562	495,058
Proceeds from issuance of common stock	76,153	49,750	1,032,631
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided by financing activities	57,839	190,312	1,525,861

Increase (decrease) in cash during the period	(22,190)	1,928	797

Cash, beginning of the period	22,987	346	-

Cash, end of the period	$797	$2,274	$797

Supplementary disclosure of cash flows:
Cash paid for Interest	$10,403	$-	$17,054

Cash paid for Income taxes	$-	$-	$-
Non cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2005
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

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2005
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

… Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

								Deficit
								Accumulated
						Additional		During the
		Preferred Stock		Common Stock		Paid-In	Contributed	Development
		Shares	Par Value	Shares	Par Value	Capital	Capital	Stage	Total

Balance December 31, 2000		-	-	10,920,029	10,919	447,811	104,149	(566,563)	(3,684)
Issuance of stock for services - at $0.50		-	-	328,356	328	163,851	-	-	164,179
	- at $1.55	-	-	13,383	13	20,731	-	-	20,744
	- at $3.50	-	-	366,667	367	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a
private placement	- at $0.30	-	-	883,332	883	264,117	-	-	265,000
Issuance of stock pursuant to the
exercise of warrants	- at $2.00	-	-	28,800	29	57,571	-	-	57,600
Less: Issue costs		-	-	-	-	(17,858)	-	-	(17,858)
Net loss		-	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001		-	-	12,540,567	12,539	2,219,187	240,527	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting								-
	- at $0.35	-	-	80,000	80	27,920	-	-	28,000
Issuance of stock for deferred investment
costs	- at $0.05	-	-	1,300,000	1,300	63,700	-	-	65,000
Issuance of stock for services	- at $0.05	-	-	100,000	100	4,900	-	-	5,000
	- at $ 0.055	-	-	60,000	60	3,240	-	-	3,300
	- at $ 0.10	-	-	105,000	105	10,395	-	-	10,500
	- at $0.148	-	-	27,000	27	3,973	-	-	4,000
	- at $0.20	-	-	175,000	175	34,825	-	-	35,000
	- at $0.209	-	-	17,143	17	3,583	-	-	3,600
	- at $0.35	-	-	120,000	120	41,880	-	-	42,000
Issuance of stock for debt	- at $0.20	-	-	458,135	458	91,169	-	-	91,627
	- at $0.209	-	-	222,751	223	46,156	-	-	46,379
Net loss		-	-	-	-	-	-	(214,758)	(214,758)

… Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2005
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

… Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

								Deficit
								Accumulated
						Additional		During the
		Preferred Stock		Common Stock		Paid-In	Contributed	Development
		Shares Par Value		Shares	Par Value	Capital	Capital	Stage	Total

Balance, December 31, 2004		198,000	$198	18,972,675	$18,971	$3,937,186	$411,727	$(4,803,992)	$(435,910)
Non-cash compensation charge		-	-	-	-	-	19,400	-	19,400
Issue of stock for cash pursuant to the exercise
of share purchase warrants	– at $0.07	-	-	75,820	76	5,232	-	-	5,308
	– at $0.10	-	-	357,760	357	35,418	-	-	35,775
	– at $0.11	-	-	299,724	300	31,270	-	-	31,570
	– at $0.21	-	-	16,803	17	3,483	-	-	3,500
Issue of stock for debt	– at $0.39	-	-	635,901	636	249,524	-	-	250,160
Issuance of stock for services	– at $0.25	-	-	150,000	150	37,350	-	-	37,500
	– at $0.36	-	-	100,000	100	35,900	-	-	36,000
	– at $0.50	-	-	121,000	121	60,379	-	-	60,500
	– at $0.54	-	-	20,000	20	10,680	-	-	10,700
	– at $0.84	-	-	50,000	50	41,950	-	-	42,000
Issuance of stock dividend	– at $0.65	-	-	4,060,643	4,061	2,635,357	-	(2,639,418)	-
Net loss		-	-	-	-	-	-	(264,435)	(264,435)

Balance, June 30, 2005		198,000	$198	24,860,326	$24,859	$7,083,729	$431,127	$(7,707,845)	$(167,932)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

The results of operations for the six months ended June 30, 2005 are not indicative of the results that may be expected for the full year.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2005, the Company has a working capital deficiency of $204,086, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year, has not yet attained profitable operations and has accumulated losses of $7,707,845 since its inception. The ability of the Company to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

4.	Loans Payable – Note 5

		June 30,	December 31,
		2005	2004

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $195 (2004: $9,198) The loan is unsecured, bearing interest at 12% per annum and is repayable no later than August 12, 2005.	$6,996	$29,198

b)	Loan payable to a shareholder including accrued interest of $3,008 (2004: $2,658). The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.	9,043	8,693

c)	Loan payable to a company controlled by a director of the Company. The loan is unsecured, non-interest bearing and is repayable upon demand.	4,653	-

d)	Loan payable to a company controlled by a director of the Company including accrued interest of $255 (2004: $52) The loan is unsecured, bearing interest at 10% per annum and is repayable upon demand. This loan and accrued interest is payable in Canadian funds in the amount of Cdn$10,277.	8,594	17,652

e)	Loans payable to a company controlled by a shareholder of the Company, including accrued interest payable of $NIL (2004: $20,914), pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum. The loans mature on various dates to September 23, 2006. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. In January 2005 this loan and accrued interest was converted into 635,901 units at an average price of $0.39 per share.	-	248,053

f)	Loans payable to a company controlled by a director of the Company, including accrued interest of $18,869 (2004: $13,033), pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum. The loans mature on various dates to January 31, 2006. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Conversion of this loan and associated warrants to equity will be at various rates ranging from $0.11 to $0.20 per share.	122,075	116,239

		151,361	419,835
	Less: current portion	(151,361)	(183,698)
		$-	$236,137

Pursuant to the terms of the Convertible Loan Agreements, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

During the period ended June 30, 2005, the share purchase options outstanding is as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

	September 5, 2008	1,872,000	$0.21
	February 5, 2009	120,000	$0.29
	April 15, 2009	30,000	$0.53
	July 8, 2009	108,000	$0.33

Options outstanding at December 31, 2004		2,130,000	$0.22
Cancelled during the period	September 5, 2008	(120,000)	$0.21

Options outstanding at June 30, 2005		2,010,000	$0.22

Pursuant to the terms of the Stock Option Plan, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

At June 30, 2005, of the total outstanding share purchase options, 1,988,400 (December 31, 2004: 2,029,200) were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

As the stock options have a graded vesting schedule, the total compensation cost recognized for the six months ended June 30, 2005 is as follows:

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Six months ended		of Inception) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005
Total non-cash compensation
charge vested	$9,100	$97,850	$25,000	$192,900	$949,357
Employee’s non-cash
compensation charge	(2,800)	(64,300)	(5,600)	(125,800)	(499,922)

Consultants’ non-cash compensation
charge recognized	$6,300	$33,550	$19,400	$67,100	$449,435

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

						Cumulative
						from February
						28, 1989 (Date
		Three months ended		Six months ended		of Inception) to
		June 30,		June 30,		June 30,
		2005	2004	2005	2004	2005

Net loss	As reported	$(121,543)	$(127,632)	$(264,435)	$(212,725)	$(5,068,427)

	Pro-forma	$(124,343)	$(191,932)	$(270,035)	$(338,525)	$(5,568,349)

Basic loss per share	As reported	$(0.00)	$(0.01)	$(0.01)	$(0.01)	-
	Pro-forma	$(0.01)	$(0.01)	$(0.01)	$(0.02)	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)

Commitments – (cont’d)
Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option- pricing model with the following assumptions:

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

Share Purchase Warrants

At June 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

9,592	$0.21	February 1, 2006
114,428	$0.23	March 1, 2006
43,500	$0.25	April 1, 2006
10,126	$0.50	May 1, 2006
55,264	$0.63	May 1, 2006
22,500	$0.67	June 1, 2006
131,507	$0.61	July 1, 2006
8,824	$0.57	July 1, 2006
26,939	$0.41	September 1, 2006
21,510	$0.44	October 1, 2006
96,047	$0.24	January 31, 2007

540,237

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
June 30, 2005
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

In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the $100,000 payment. The remaining balance of $65,790 is due on or before August 31, 2006. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At June 30, 2005, no value had been recorded for the shares as work had not commenced on the project and none of the shares have been released from escrow. An agent’s fee of 0.5% of the value of the shares released will be payable.

In August 2004 work commenced on the Dream Island Project, however there has not yet been sufficient progress to warrant a release of escrowed shares.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)

Commitments – (cont’d)

Financial Consulting Agreements

Pursuant to the terms of a consulting agreement dated January 6, 2005 for financial and business promotional services for a term of six months commencing January 6, 2005, the Company issued 400,000 common shares at a fair value of $0.25 per share for a total consideration of $100,000. 250,000 of these shares are held in escrow and are to be released upon the Company’s share price closing at $2.50, as to the release of 150,000 shares, and at $5.00, as to the release of 100,000 shares. The Company recorded the fair value of the 150,000 shares issued as $37,500 as a consulting expense.

Pursuant to the terms of a 6 month consulting agreement dated March 9, 2005 for business promotional services, the Company agreed to issue 100,000 common shares at a fair value of $0.36 per share for a total consideration of $36,000. The Company recorded the fair value of the 100,000 shares issued as $36,000, of which $24,000 was recorded as a consulting expense and $12,000 as a prepaid expense.

6.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of	Number of	Weighted
		Preferred	Common	Average Price
		Shares	Shares	Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$1500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	335,000	$0.40	133,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160

		198,000	14,118,700		$3,420,307

These amounts have been excluded from the statements of cash flows.

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

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. In 2003 the Company had paid $34,210, with the balance of $65,790 to be paid by August 31, 2006.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $7,707,845 since inception and at June 30, 2005 has a working capital deficiency of $204,086. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On March 11, 2005, the Company issued 4,060,643 common shares, net of escrowed shares, pursuant to a common stock dividend declared by the Board of Directors on February 14, 2005, payable to the shareholders of record as of March 4, 2005. In connection with this stock dividend, pursuant to the terms of stock option, convertible debenture, and stock warrant agreements the number of units or shares issuable under those agreements shall be increased by 20% and the exercise or conversion price shall be decreased by 20%. These shares are restricted under Rule 144.

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non- transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the period ended June 30, 2005, Icon converted $227,140 of the loan plus accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the period ended June 30, 2005, Icon also exercised warrants to purchase a further 420,107 shares for cash proceeds of $43,153. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. In July 2004, the 320,000 warrants were exercised, and 320,000 shares were issued for cash proceeds of $32,000. During the period ended June 30, 2005, the investor exercised the remaining warrants to purchase a further 330,000 shares for cash proceeds of $33,000. These shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of SIII, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At June 30, 2005, Star Leisure had advanced a total of $103,206, plus accrued interest of $18,869, which can be converted into 706,433 units, at various a conversion prices of $0.11 to $0.20 per unit, post stock dividend. The principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from August 13, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of June 30, 2005. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

The Company also issued 300,000 common shares in August 2004, at a deemed price of $0.38 per share, for a total deemed consideration of $112,500, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. These shares are held in escrow and are to be released subject to the Company obtaining certain future financial goals. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. In June 2005, this agreement was terminated, and the escrowed 300,000 common shares, and escrowed 60,000 common dividend shares were returned for cancellation.

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

In March 2005 the Company entered into a Promotional and Capital Funding Agreement for financial and investor relation services. Pursuant to this agreement, the Company issued 100,000 common shares in May 2005, at a deemed price of $0.36 per share, for a total deemed consideration of $36,000. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

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

Strategic Internet Investments, Incorporated

Date:	August 22, 2005	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	August 22, 2005	/s/ Abbas Salih
Abbas Salih, CFO, Director