Form 10QSB
period 2005-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2005-11-30
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended September 30, 2005

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Small Business Issuer

Delaware	84-1116458
State of incorporation	IRS Employer Identification

Suite 250, 1090 West Georgia Street
Vancouver, BC
Canada V6E 3V7
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

Common shares outstanding as of October 31, 2005: 24,860,326

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

September 30, 2005

 (Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current
Cash	$764	$22,987
Prepaid expenses	45,710	64,030

	46,474	87,017

Equipment	1,772	2,286
Deferred investment costs – Note 3	34,210	34,210

	$82,456	$123,513

LIABILITIES

Current
Accounts payable	$106,341	$110,836
Due to related parties	45,877	28,752
Current portion of loans payable – Note 4	178,648	183,698

	330,866	323,286
Loans payable – Note 4	-	236,137

	330,866	559,423

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 4 and 5
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
24,860,326 outstanding (2004: 18,972,675 outstanding)	24,859	18,971
Additional paid-in capital	7,521,156	4,348,913
Deficit accumulated during the development stage	(7,794,623)	(4,803,992)

	(248,410)	(435,910)

	$82,456	$123,513

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Nine months ended		of Inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

General and Administrative Expenses
Accounting and audit fees	$10,423	$7,357	$42,664	$29,035	$158,784
Amortization	171	220	514	512	3,325
Automobile	-	-	-	565	565
Business promotion	-	213	-	213	213
Communications	7,298	4,459	21,947	10,698	78,450
Consulting fees	27,313	67,250	140,438	76,805	2,191,227
Interest	3,736	16,149	17,084	26,073	68,218
Investor relations	285	5,972	12,402	20,554	89,254
Legal fees	354	5,734	20,754	7,479	135,167
Management fees	-	-	-	-	112,932
Office and general	2,081	3,981	3,867	9,365	135,995
Regulatory fees	494	460	1,787	1,181	18,074
Rent	4,980	4,560	14,695	13,613	69,462
Transfer agent fees	877	1,201	4,272	4,585	37,411
Travel	17,992	26,688	40,441	89,191	140,159
Non-cash compensation charge	6,300	60,550	25,700	127,650	455,735

Loss before the following:	(82,304)	(204,794)	(346,565)	(417,519)	(3,694,971)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(4,474)	(428)	(4,648)	(428)	(8,245)
Gain on settlement of debt	-	-	-	-	15,464
Write-down of advances to
related party	-	-	-	-	(606,337)

Net loss for the period	$(86,778)	$(205,222)	$(351,213)	$(417,947)	$(5,155,205)

Basic loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	24,860,326	18,913,525	23,613,756	18,167,966

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2005	2004	2005
Operating Activities	$(351,213)	$(417,947)	$(5,155,205)
Net loss for the period
Adjustments to reconcile net loss to net
cash used in operations:
Amortization	514	512	3,325
Communications	12,000	-	12,000
Consulting fees	140,438	20,000	2,071,242
Gain on settlement of debt	-	-	(15,464)
Legal fees	8,617	-	10,602
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Non-cash compensation charge	25,700	127,650	455,735
Termination fees	-	-	792,000
Changes in non-cash items:
Prepaid expenses	2,780	(2,280)	-
Accounts payable	36,690	(48,604)	259,811
Due to/from related parties, net	17,125	679	45,877

Net cash used in operating activities	(107,349)	(319,990)	(906,740)

Investing Activities
Organization costs	-	-	(750)
Advance to related party	-	-	(606,337)
Acquisition of capital assets	-	(2,069)	(4,347)
Deferred investment costs	-	-	(34,210)

Net cash used in investing activities	-	(2,069)	(645,644)

Financing Activities
Increase (decrease) in loans payable	8,973	238,875	522,345
Proceeds from issuance of common stock	76,153	83,250	1,032,631
Payment of offering costs	-	-	(27,270)
Contributed capital	-	-	25,442

Net cash provided by financing activities	85,126	322,125	1,553,148

Increase (decrease) in cash during the period	(22,223)	66	764

Cash, beginning of the period	22,987	346	-

Cash, end of the period	$764	$412	$764

Supplementary disclosure of cash flows:
Cash paid for Interest	$10,403	$-	$17,054

Cash paid for Income taxes	$-	$-	$-

Non cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, February 28, 1989	-	$-	-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	-	-	33,347	33	9,967	-	10,000

Balance December 31, 1989	-	-	33,347	33	9,967	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270	-	-	33,348	33	72,697	-	72,730
Net loss	-	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664	(84,159)	(1,429)
Net loss	-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664	(85,575)	(4,845)
Net loss	-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664	(90,288)	(7,558)
Net loss	-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664	(91,902)	(9,172)
Net loss	-	-	-	-	-	(1,863)	(1,863)

Balance December 31, 1994	-	-	66,695	66	82,664	(93,765)	(11,035)
Issuance of stock for services
rendered – at $0.03	-	-	50,000	50	1,450	-	1,500
Contributed capital	-	-	-	-	24,842	-	24,842
Net loss	-	-	-	-	-	(16,735)	(16,735)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1995	-	-	116,695	116	108,956	(110,500)	(1,428)
Net loss	-	-	-	-	-	(9,068)	(9,068)

Balance December 31, 1996	-	-	116,895	116	108,956	(119,568)	(10,496)
Issuance of stock for cash - $0.011	-	-	2,000,000	2,000	19,300	-	21,300
Contributed capital	-	-	-	-	600	-	600
Net loss	-	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	-	-	2,116,695	2,116	128,856	(141,829)	(10,857)
Issuance of stock services
- at $0.001	-	-	7,000,000	7,000	-	-	7,000
- at $0.01	-	-	620,000	620	5,580	-	6,200
Net loss	-	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	-	-	9,736,695	9,736	134,436	(194,137)	(49,965)
Net loss	-	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	-	-	9,736,695	9,736	134,436	(230,132)	(85,960)
Issuance of stock for cash
pursuant to a private placement
– at $0.30	-	-	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders fee	-	-	50,000	50	(50)	-	-
Net loss	-	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	-	78,707	-	78,707

… Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance December 31, 2000	-	-	10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services - at $0.50	-	-	328,356	328	163,851	-	164,179
- at $1.55	-	-	13,383	13	20,731	-	20,744
- at $3.50	-	-	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a
private placement - at $0.30	-	-	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the
exercise of warrants - at $2.00	-	-	28,800	29	57,571	-	57,600
Less: Issue costs	-	-	-	-	(17,858)	-	(17,858)
Net loss	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	-	136,378	-	136,378

Balance, December 31, 2001	-	-	12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting						-
- at $0.35	-	-	80,000	80	27,920	-	28,000
Issuance of stock for deferred investment
costs - at $0.05	-	-	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services - at $0.05	-	-	100,000	100	4,900	-	5,000
- at $0.055	-	-	60,000	60	3,240	-	3,300
- at $0.10	-	-	105,000	105	10,395	-	10,500
- at $0.148	-	-	27,000	27	3,973	-	4,000
- at $0.20	-	-	175,000	175	34,825	-	35,000
- at $0.209	-	-	17,143	17	3,583	-	3,600
- at $0.35	-	-	120,000	120	41,880	-	42,000
Issuance of stock for debt - at $0.20	-	-	458,135	458	91,169	-	91,627
- at $0.209	-	-	222,751	223	46,156	-	46,379
Net loss	-	-	-	-	-	(214,758)	(214,758)

… Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS? DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	65,000	650	64,350	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.10	-	-	320,000	320	31,680	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise
of share purchase options – at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

… Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	150,000	150	37,350	-	37,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(351,213)	(351,213)

Balance, September 30, 2005	198,000	$198	24,860,326	$24,859	$7,521,156	$(7,794,623)	$(248,410)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

The results of operations for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the full year.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company has a working capital deficiency of $284,392, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year, has not yet attained profitable operations and has accumulated losses of $7,794,623 since its inception. The ability of the Company to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

4.	Loans Payable – Note 5

		September 30,	December 31,
		2005	2004

a)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $406(2004: $9,198) The loan is
	unsecured, bearing interest at 12% per annum and is repayable on
	demand.	$7,208	$29,198

b)	Loan payable to a shareholder including accrued interest of $3,190
	(2004: $2,658). The loan is unsecured, bears interest at 8% per
	annum and is repayable upon demand.	9,225	8,693

c)	Loans payable to companies controlled by directors of the Company.
	The loans are unsecured, non-interest bearing, repayable upon
	demand, in Canadian funds in the amount of Cdn$32,244.	27,730	-

d)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $544(2004: $52) The loan is
	unsecured, bearing interest at 10% per annum and is repayable upon
	demand. This loan and accrued interest is payable in Canadian funds
	in the amount of Cdn$10,853.	9,333	17,652

e)	Loans payable to a company controlled by a shareholder of the
	Company, including accrued interest payable of $NIL (2004:
	20,914), pursuant to Convertible Loan Agreements. Interest is
	calculated at 10% per annum. The loans mature on various dates to
	September 23, 2006. The lender may at anytime convert the
	principal sum plus accrued interest into units of the Company. Each
	unit will consist of one common share plus one common share
	purchase warrant. In January 2005 this loan and accrued interest
	was converted into 635,901 units at an average price of $0.39 per
	share.	-	248,053

f)	Loans payable to a company controlled by a director of the
	Company, including accrued interest of $21,946(2004: $13,033),
	pursuant to Convertible Loan Agreements. Interest is calculated at
	10% per annum. $42,000 of the loans are due on demand and
	61,206 of the loans mature on various dates to January 31, 2006.
	The lender may at anytime convert $61,206 of the principal sum plus
	all of the accrued interest into units of the Company. Each unit will
	consist of one common share plus one common share purchase
	warrant. Conversion of this loan and associated warrants to equity
	will be at various rates ranging from $0.17 to $0.20 per share.	125,152	116,239

		178,648	419,835
	Less: current portion	(178,648)	(183,698)

		$-	$236,137

Pursuant to the terms of the Convertible Loan Agreements, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

During the period ended September 30, 2005, the share purchase options outstanding is as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

	September 5, 2008	1,872,000	$0.21
	February 5, 2009	120,000	$0.29
	April 15, 2009	30,000	$0.53
	July 8, 2009	108,000	$0.33

Options outstanding at December 31, 2004		2,130,000	$0.22
Cancelled during the period	September 5, 2008	(120,000)	$0.21

Options outstanding at September 30, 2005		2,010,000	$0.22

Pursuant to the terms of the Stock Option Plan, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

At September 30, 2005, of the total outstanding share purchase options, 2,010,000 (December 31, 2004: 2,029,200) were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

As the stock options have a graded vesting schedule, the total compensation cost recognized for the nine months ended September 30, 2005 is as follows:

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Total non-cash compensation
charge vested	$6,300	$124,850	$31,300	$317,750	$955,657
Employee’s non-cash
compensation charge	-	(64,300)	(5,600)	(190,100)	(499,922)

Consultants’ non-cash compensation
charge recognized	$6,300	$60,550	$25,700	$127,650	$455,735

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

Cumulative
from February
28, 1989 (Date
		Three months ended		Nine months ended		of Inception) to
		September 30,		September 30,		September 30,
		2005	2004	2005	2004	2005

Net loss	As reported	$ (86,778)	$ (205,222)	$ (351,213)	$ (417,947)	$ (5,155,205)

	Pro-forma	$ (86,778)	$ (269,522)	$ (356,813)	$ (608,047)	$ (5,655,127)

Basic loss per share	As reported	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)	-
	Pro-forma	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.03)	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

At September 30, 2005, the following share purchase warrants were outstanding:

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
September 30, 2005
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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At September 30, 2005, no value had been recorded for the shares as there has not yet been sufficient progress on the project and none of the shares have been released from escrow. An agent’s fee of 0.5% of the value of the shares released will be payable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of	Number of	Weighted
		Preferred	Common	Average Price
		Shares	Shares	Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$ 1500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	335,000	$0.40	133,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160

		198,000	14,118,700		$3,420,307

These amounts have been excluded from the statements of cash flows.

2.	Plan of Operation

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

The Company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation. Effective June 13, 1990 the Company changed its name to Ohio & Southwestern Energy Company. Effective July 1, 2001, the Company and Strategic Internet Investments, Incorporated (“Strategic”), an inactive Delaware corporation incorporated on March 2, 2001, were merged. All outstanding common shares of the Company were converted into an equal number of common shares of Strategic. The purpose of this merger was to change the corporate jurisdiction of the Company from Colorado to Delaware and to change the name of the Company. The surviving corporation of the merger is Strategic, a Delaware corporation.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $7,794,623 since inception and at September 30, 2005 has a working capital deficiency of $284,392. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

In December 2004, the Company signed a Letter Of Intent (the "LOI") with G7 Entertainment Ltd. (“G7”), a British Columbia, Canada registered corporation. G7 is controlled by directors of the Company. The LOI outlines the general terms and conditions which will govern a more definitive agreement to be entered into between the Company and G7, relating to the engagement of the Company as a financial partner in certain motion picture production ventures to be carried on by G7. Under the LOI, G7 has appointed the Company as the exclusive agent of G7 for the purposes of facilitating financing to meet that portion of G7's film production budgets that is not met through non-equity financing such as presales, subsidies or other similar non-debt financial programs.

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

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the period ended September 30, 2005, Icon converted $227,140 of the loan plus accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the period ended September 30, 2005, Icon also exercised warrants to purchase a further 420,107 shares for cash proceeds of $43,153. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. In July 2004, the 320,000 warrants were exercised, and 320,000 shares were issued for cash proceeds of $32,000. During the period ended September 30, 2005, the investor exercised the remaining warrants to purchase a further 330,000 shares for cash proceeds of $33,000. These shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At September 30, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $21,946. During the period ended September 30, 2005, $42,000 of the loans matured, and the right to convert this principal amount into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At September 30, 2005 there remained loan principal of $61,206 eligible for conversion into 338,521 units, at various conversion prices of $0.17 to $0.20 per unit, post stock dividend. The lender retains the right to convert the total accrued interest of $21,946 into units. The $61,206 principal sum and any accrued interest under the Convertible Loan Facility are repayable on various dates ranging from October 6, 2005 to January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of September 30, 2005. Subsequent to the period end, a further $19,206 of the loans matured without being converted. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

(1) Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

3.	Defaults Upon Senior Securities

	-	None

4.	Submission of Matters to a Vote of Security Holders

	-	None

5.	Other Information

	-	None

6.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certification - CEO	Exhibit 31.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certification - CFO	Exhibit 31.2
601-(32)	Section 1350 Certification - CEO	Exhibit 32.1
601-(32)	Section 1350 Certification - CFO	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Internet Investments, Incorporated

Date:	November 22, 2005	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	November 22, 2005	/s/ Abbas Salih
Abbas Salih, CFO, Director