Form 10KSB
period 2005-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2006-05-22
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended December 31, 2005

Strategic Internet Investments, Incorporated
Small Business Issuer:

Delaware	84-1116458
State of incorporation:	IRS Employer Identification:

Suite 250, 1090 West Georgia Street
Vancouver, BC
Canada V6E 3V7	604-684-8662
Address of principal executive offices:	Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Issuer’s revenues for its most recent fiscal year. Nil

Aggregate market value of the voting common equity held by non-affiliates as of April 30, 2006: $4,105,652

Common shares outstanding as of April 30, 2006: 25,660,326

Transitional Small Business Disclosure Format. Yes ( ) No ( X)

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

Part II

5.	Market for Common Equity and Related Stockholder Matters

Market information

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Yahoo Finance (www.yahoo.com), was as follows:

Year	Period	High	Low

2006	First quarter	$0.37	$0.16

2005	First quarter	$0.95	$0.35
	Second quarter	$0.64	$0.23
	Third quarter	$0.50	$0.16
	Fourth quarter	$0.50	$0.21

2004	First quarter	$0.74	$0.27
	Second quarter	$2.50	$0.63
	Third quarter	$1.95	$1.20
	Fourth quarter	$1.55	$0.40

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of common equity
As at December 31, 2005 there were approximately 100 holders of record of the common shares of Strategic.

Dividends
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

Except for the above mentioned stock dividend, the Company has not declared or paid per share cash distributions or dividends on its common stock in the last two fiscal years. Future distributions or dividends on the common stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, capital requirements and other factors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
	Number of securities		Number of
	to be issued upon	Weighted average	securities
	exercise of	exercise price of	remaining
	outstanding options,	outstanding options,	available for
Plan category	warrants, and rights.	warrants, and rights.	future issuance.

Equity compensation plans
approved by security holders	-	-	-

Equity compensation plans not
approved by security holders	2,010,000	$0.22	1,839,049

Total	2,010,000	$0.22	1,839,049

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

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the year ended December 31, 2005, Icon converted $227,140 of the loan plus accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the period ended September 30, 2005, Icon also exercised warrants to purchase a further 420,107 shares for cash proceeds of $43,153. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On March 13, 2003 the Company completed an offering of 650,000 units of its share capital to one accredited investor at a price of $0.10 per unit, each unit consisting of one share of common stock and one common stock share purchase warrant. Each common stock purchase warrant gives the investor the right to purchase one additional share of common stock at any time during the first two years at a price of $0.10 per share. Total cash proceeds of $65,000 were allocated to working capital. In July 2004, 320,000 of the warrants were exercised, and 320,000 shares were issued for cash proceeds of $32,000. During the year ended December 31, 2005, the investor exercised the remaining warrants to purchase a further 330,000 shares for cash proceeds of $33,000. These shares were issued pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933. Sale or transfer of the shares by the investor shall be in accordance with the provisions of Regulation S, or pursuant to registration under the Securities Act of 1933 or pursuant to an available exemption from registration. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At December 31, 2005 there remained loan principal of $22,000 eligible for conversion into 114,783 units, at a conversion prices of $0.19, post-stock dividend. The lender retains the right to convert the total accrued interest of $25,100 into units. The $47,100 principal sum and any accrued interest under the Convertible Loan Facility are repayable on January 31, 2006. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of December 31, 2005. Subsequent to the period end, a further $22,000 of the loans matured without being converted, and a further $49,700 was loaned to the Company. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

In December 2005 the Company entered into three Consulting Agreements for public relations and promotional services. Pursuant to these agreements, the Company issued 800,000 common shares at a deemed price of $0.25 per share, for a total deemed consideration of $200,000. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable two years from the date the funds are advanced (the “maturity date”). The lender has the right to convert all or part of the principal sum and interest into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant, expiring on the maturity date, exercisable at the applicable conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

In August 2004 work commenced on the Dream Island Project, however there has not yet been sufficient progress to warrant a release of any of the escrowed shares.

(1) Refer to the Notes of the Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

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

Subsequent to December 31, 2005, the Ministry of Finance, Bahrain (“MOFB”) notified Gulf Star that due to a lack of progress and failure to advance the project in a timely basis, the MOFB intends to seek termination of the lease contract for the Dream Island site. The Company, Gulf Star, and Star Leisure intend to oppose the action by the MOFB. However, due to the uncertainty of the future viability of the Dream Island project, management has written-down the associated deferred development costs to a nominal value of $1.00 at December 31, 2005.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $7,960,680 since inception and at December 31, 2005 has a working capital deficiency of $357,736. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

The Company's plan during the next quarter and for the balance of 2006 is to maintain the size and staffing of its Vancouver, British Columbia head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members the full-time and temporary staff and consultants. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

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

December 31, 2005 AND 2004

(Stated in U.S. Dollars)

A PARTNERSHIP of INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Strategic Internet Investments, Incorporated (A Development Stage Company) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for each of the years in the two year period ended December 31, 2005 and for the period from inception of the development stage, February 28, 1989 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005 and for the period from inception of the development stage, February 28, 1989 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
May 9, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,	December 31,
	2005	2004

ASSETS

Current
Cash	$581	$22,987
Prepaid expenses	141,667	64,030

	142,248	87,017

Equipment – Note 3	1,601	2,286
Deferred investment costs – Notes 4 and 6	1	34,210

	$143,850	$123,513

LIABILITIES

Current
Accounts payable – Note 8	$108,022	$110,836
Due to related parties – Note 8	50,991	28,752
Current portion of loans payable – Notes 5 and 11	199,304	183,698

	358,317	323,286
Loans payable – Notes 5 and 11	-	236,137

	358,317	559,423

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 5, 6, 8 and 11
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
25,660,326 outstanding (2004: 18,972,675 outstanding)	25,659	18,971
Additional paid-in capital	7,720,356	4,348,913
Deficit accumulated during the development stage	(7,960,680)	(4,803,992)

	(214,467)	(435,910)

	$143,850	$123,513

Nature and Continuance of Operations – Note 1
Commitments – Notes 5, 6 and 11
Subsequent Events – Notes 6 and 11

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			from February
			28, 1989(Date
			of Inception) to
	Years ended December 31,		December 31,
	2005	2004	2005

General and Administrative Expenses
Accounting and audit fees	$51,227	$38,093	$167,347
Amortization	685	732	3,496
Automobile	-	565	565
Business Promotion	-	213	213
Communications	39,637	13,234	96,140
Consulting fees – Note 8	214,083	124,765	2,264,872
Interest – Note 8	20,831	36,074	71,965
Investor relations	14,533	26,350	91,385
Legal fees	35,154	15,386	149,567
Management fees – Note 8	40,440	932	153,372
Office and general – Note 8	5,223	17,613	137,351
Regulatory fees	2,393	1,602	18,680
Rent – Note 8	19,810	18,533	74,577
Transfer agent fees	4,843	7,031	37,982
Travel	3,760	51,154	103,478
Non-cash compensation charge – Note 6	25,700	161,450	455,735

Loss before the following:	(478,319)	(513,727)	(3,826,725)

Unauthorized distribution	-	-	(69,116)
Termination fee – Note 7	-	-	(792,000)
Loss on foreign exchange	(4,742)	(3,597)	(8,339)
Gain on settlement of debt	-	-	15,464
Write-down of deferred investment
costs – Note 6	(34,209)	-	(34,209)
Write-down of advances to
related party	-	-	(606,337)

Net loss for the period	$(517,270)	$(517,324)	$(5,321,262)

Basic loss per share	$(0.02)	$(0.03)

Weighted average number of common
shares outstanding	23,984,947	18,460,876

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative from
			February 28, 1989
			(Date of Inception) to
	Years ended December 31,		December 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(517,270)	$(517,324)	$(5,321,262)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	685	732	3,496
Communications	28,000	-	28,000
Consulting fees	214,083	81,250	2,144,887
Gain on settlement of debt	-	-	(15,464)
Legal fees	23,015	-	25,000
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	34,209	-	34,209
Non-cash compensation charge	25,700	161,450	455,735
Termination fees	-	-	792,000
Changes in non-cash items:
Prepaid expenses	2,780	(2,780)	-
Accounts payable	38,371	(79,016)	261,492

Net cash used in operating activities	(150,427)	(366,701)	(978,570)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	(2,069)	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)
Due to/from related parties, net	22,239	(11,013)	50,991

Net cash used in investing activities	22,239	(2,069)	(594,653)

Financing Activities
Loans payable	29,629	275,975	543,001
Proceeds from issuance of common stock	76,153	115,436	1,032,631
Payment of offering costs	-	-	(27,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	105,782	391,411	1,573,804

Increase (decrease) in cash during the period	(22,406)	22,641	581

Cash, beginning of the period	22,987	346	-

Cash, end of the period	$581	$22,987	$581

Supplementary disclosure of cash flows:
Cash paid for Interest	$10,403	$-	$17,054

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2005
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
For the period from February 28, 1989 (Date of Inception) to December 31, 2005
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
For the period from February 28, 1989 (Date of Inception) to December 31, 2005
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2005
(Stated in U.S. Dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	65,000	650	64,350	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee - at $4.00	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of
share purchase warrants – at $0.10	-	-	320,000	320	31,680	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of
share purchase options – at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2005
(Stated in U.S. Dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of
share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	$198	25,660,326	$25,659	$7,720,356	$(7,960,680)	$(214,467)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

1.	Nature and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain (Note 6).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $7,960,680 since its inception, has a working capital deficiency of $216,069 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2006 by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Deferred Investment Costs

Deferred investment costs are recorded at cost and represent preliminary costs incurred with respect to the acquisition of an investment. These costs will be deferred until the Company completes the acquisition, at which time, the costs will be added to the cost of the investment. These costs will be written-off if the Company does not complete the acquisition or written down to its net realizable value if it is determined that there is an impairment of its value.

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

Stock-based Compensation

The Company has elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123.

New Accounting Standards

In December 31, 2004, the FASB issued FAS 123R “Share-based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant- date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS on January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on our statement of operation, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to our consolidated financial statements.

3.	Equipment

	2005			2004
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net

Computer equipment	$4,348	$2,747	$1,601	$4,348	$2,062	$2,286

4.	Deferred Investment Costs – Note 6

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write- down to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

5.	Loans Payable – Note 11

		December 31,	December 31,
		2005	2004

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $406 (2004: $9,198) The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$7,426	$29,198

b)	Loan payable to a shareholder including accrued interest of $3,376 (2004: $2,658 ). The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.	9,411	8,693

c)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, repayable upon demand, in Canadian funds in the amount of Cdn$52,026.	44,638	-

d)	Loan payable to a company controlled by a director of the Company including accrued interest of $732 (2004: $52) The loan is unsecured, bearing interest at 10% per annum and is repayable upon demand. This loan and accrued interest is payable in Canadian funds in the amount of Cdn$11,070.	9,522	17,652

e)	Loans payable to a company controlled by a shareholder of the Company, including accrued interest payable of $NIL (2004: 20,914 ), pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum. The loans mature on various dates to September 23, 2006. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. In January 2005 this loan and accrued interest was converted into 635,901 units at an average price of $0.39 per share.	-	248,053

f)
Loans payable to a company controlled by a director of the Company, including accrued interest of $25,100 (2004: $13,033), pursuant to, and secured by, Convertible Loan Agreements. Interest is calculated at 10% per annum. $42,000 of the loans are due on demand and $61,206 of the loans mature on various dates to January 31, 2006. The lender may at anytime convert $61,206 of the principal sum plus all of the accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Conversion of this loan and associated warrants to equity will be at various rates ranging from 0.17 to $0.20 per share.
		128,307	116,239

		199,304	419,835
	Less: current portion	(199,304)	(183,698)

		$-	$236,137

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

During the previous two years, the change in share purchase options outstanding are as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at December 31,2003	1,765,000	$0.25
Exercised during the year	(205,000)	$0.25
Granted during the year	100,000	$0.35
	25,000	$0.63
	90,000	$0.40

Options outstanding at December 31, 2004	1,775,000	$0.27

Options outstanding at December 31, 2004 Adjusted for stock dividend	2,130,000	$0.22

Cancelled during the year	(120,000)	$0.21

Options outstanding at December 31,2005	2,010,000	$0.22

Pursuant to the terms of the Stock Option Plan, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

At December 31, 2005, of the total outstanding share purchase options, 2,010,000 (2004 – 2,029,200; post dividend adjustment) were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5, 8 and 11 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

As no options were granted during the year ending December 31, 2005, the total non-cash compensation charge determined is NIL (2004 - $120,900). The stock options have a graded vesting schedule, the total compensation cost recognized is as follows:

			Cumulative from
			February 28,
			1989(Date of
			Inception) to
	Year ended December 31,		December 31,
	2005	2004	2005

Total non-cash compensation charge vested	$31,300	$354,350	$955,657
Employee’s non-cash compensation charge	(5,600)	(192,900)	(499,922)

Consultants’ non-cash compensation charge recognized	$25,700	$161,450	$455,735

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

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2005	2004	2005

Net loss – as reported	$(517,270)	$(517,324)	$(5,321,262)

Net loss – pro-forma	$(522,870)	$(710,224)	$(5,821,184)

Basic loss per share – as reported	$(0.02)	$(0.03)

Basic loss per share – pro-forma	$(0.02)	$(0.04)

The weighted average fair value at date of grant of the options granted were as follows:

	2005	2004

Weighted average fair value	-	$0.56
Total options granted (post dividend adjustment)	-	258,000
Total fair value of options granted	-	$120,900

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

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected dividend yield	-	0.0%
Expected volatility	-	142% - 191%
Risk-free Interest Rate	-	2% - 2.88%
Expected term in years	-	5

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

At December 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

9,592	$0.21	February 1, 2006
114,428	$0.23	March 1, 2006
43,500	$0.25	April 1, 2006
10,126	$0.50	May 1, 2006
55,264	$0.63	May 1, 2006
22,500	$0.67	June 1, 2006
131,507	$0.61	July 1, 2006
8,824	$0.57	July 1, 2006
26,939	$0.41	September 1, 2006
21,510	$0.44	October 1, 2006
96,047	$0.24	January 31, 2007

540,237

Pursuant to the terms of the share purchase warrants, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above. Subsequent to December 31, 2005, 232,910 warrants exercisable at $0.21 to $0.63 per share expired unexercised.

Acquisition of Gulf Star World Development W.L.L.
By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, June 30, 2004 and July 11, 2005 the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At December 31, 2005, no value has been recorded for the shares, as although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant a release of escrowed shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

Subsequent to December 31, 2005, the Ministry of Finance, Bahrain (“MOFB”) notified Gulf Star that due to a lack of progress and failure to advance the project in a timely basis, the MOFB intends to seek termination of the lease contract for the Dream Island site and have Gulf Star pay all associated expenses incurred for the enforcement thereof. In addition, the MOFB has indicated that it reserves the right to claim damages towards all losses it has incurred and all gains denied. The Company, Gulf Star, and Star Leisure intend to oppose the action by the MOFB. However, due to the uncertainty of the future viability of the Dream Island project, management has written-down the associated deferred investment costs to a nominal value of $1.00.

7.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of	Number of	Weighted
		Preferred	Common	Average Price
		Shares	Shares	Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$1500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	604,143	$0.17	103,400
2002	Consulting fee	-	1,380,000	$0.07	93,000
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	1,135,000	$0.29	333,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160
2005	Stock dividend	-	4,120,643	$0.65	2,678,418

		198,000	19,039,343		$6,298,725

These amounts have been excluded from the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
(Stated in U.S. Dollars)

8.	Related Party Transactions – Notes 5, 6 and 11

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2005	2004	2005

Consulting fees	$-	$-	$35,670
Interest	18,684	20,134	41,958
Management fees	40,440	932	153,372
Office and general	-	-	26,944
Rent	19,810	18,533	69,194

	$78,934	$39,599	$327,138

Deferred investment costs at December 31, 2005 included $1 (2004: $34,210) charged by a related company in respect to a cash payment required pursuant to an acquisition agreement (Note 6).

At December 31, 2005, accounts payable includes $4,837 (2004: $69) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2005 and 2004, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with directors in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

At December 31, 2004, the Company issued 563,000 common shares to settle $30,000 of loans payable due to a company controlled by directors of the Company.

9.	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2005	2004
Net tax operating loss carryforward	$2,637,554	$1,637,005
Net tax capital loss carryforward	103,077	103,077
Gross deferred tax assets	2,740,631	1,740,082
Valuation allowance for deferred tax asset	(2,740,631)	(1,740,082)
Balance at December 31, 2005	$-	$-

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

At December 31, 2005, the Company has net operating loss carryforwards which expire commencing in 2010 totaling approximately $7,355,000. The Company has a capital loss carryforward which expires in 2006, totaling approximately $606,000. The potential tax benefits of these losses have not been recorded in the financial statements.

11.	Subsequent Events – Note 6

i)

On May 5, 2006, the Company entered into a Convertible Loan Agreement with a company controlled by a director of the Company. Under the terms of the Convertible Loan Agreement, interest is calculated at 10% per annum, is secured by the convertible debenture and the lender may at anytime convert the principal sum and accrued interest into units of the Company. Each unit will consist of one common share and one common share purchase warrant. At May 5, 2006, loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loan payable in the amount of $65,507, of this amount $42,305 was outstanding at December 31, 2005. This loan is convertible into 682,365 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.096 per share.

ii)

On April 24, 2006, the Company received loan proceeds of $49,700 from a company controlled by a director of the Company. These loans bear interest at 10% per annum, are due on demand and are convertible anytime into units of the Company. Each unit will consist of one common share and one common share purchase warrant. Conversion of this loan and associated warrants into equity will be based on the share price at the time of the loan.

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

Part III

9.	Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Name and		Business experience
position	Term	during past 5 years	Other directorships

Ralph Shearing President, CEO, Director	March 7, 2001 to Present	Director and officer of both the Company, and two natural resource exploration companies.	Soho Resources Corp., and Mantle Minerals Inc.; both reporting issuers in Canada.

Abbas Salih Chairman, Secretary, CFO, Director	March 7, 2001 to Present	Director and officer of the Company.	None

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

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent (10%) of Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company by each reporting person. Based solely upon a review of Forms 3 and 4 (and amendments thereto) and Forms 5 (and amendments thereto) and the written representations of the reporting persons, it is the Company's belief and understanding that all such persons have fully complied with the applicable filing requirements under the Act during the fiscal year ended December 31, 2005.

10.	Executive Compensation

During the fiscal year ended December 31, 2005, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown below (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company currently has no pension plan, health plan, income profit sharing or other similar plan. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

On July 1, 2002 the Company's Board of Directors adopted and approved a Stock Award Plan. The plan provides both for the direct award or sale of shares, and for the grant of options to purchase shares. Shares may be awarded in consideration of services rendered to the Company. The Company may also grant a 30- day right to purchase shares at a price of not less than 90% of the fair market value of the shares.

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

As of the date of this Annual Report, a total of 12 employees including consultants, directors and officers have been granted share purchase options to acquire a total of 2,010,000 common shares of the Company at a weighted average price of $0.22 per share. The President and the Secretary of the Company have each been granted 720,000 share purchase options each under the Plan.

Pursuant to the terms of the stock award plan, the number of shares under option and their exercise price has been adjusted as a result of the 20% stock dividend declared by the Board of Directors on February 14, 2005.

Summary compensation table

		Annual Compensation	Long Term Compensation
Name	Year	Other annual compensation	Securities underlying options

Ralph Shearing
CEO, Director	2005	-	-
	2004	$932	-
	2003	-	720,000 share options (1)

Abbas Salih
CFO, Director	2005	$40,440	-
	2004	-	-
	2003	-	720,000 share options (1)

(1)	Post-stock dividend; 600,000 share options pre-stock dividend.

Aggregated fiscal year end option values

Number of securities
	underlying unexercised options	Value of unexercised in-the-
	at fiscal year end	money options fiscal year end
Name	exercisable / unexercisable	exercisable / unexercisable

Ralph Shearing
CEO, Director	720,000 / nil share options	$116,424 / nil

Abbas Salih
CFO, Director	720,000 / nil share options	$116,424 / nil

11.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership	of class

Common stock	Cede & Co.	7,153,667 (direct)	28%
	New York, N.Y., U.S.A.

Common stock	P. Chung	2,339,132 (indirect) (1)	11%
	Vancouver, BC, Canada

(1)	The beneficial owner also has the right to acquire a further 36,000 shares through the exercise of stock options and 540,236 shares through the exercise of warrants.

Security ownership of management

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership

Common stock	Ralph Shearing	Nil (1)	3%
	Vancouver, BC, Canada

Common stock	Abbas Salih	9,785,172 (2)	42%
	Vancouver, BC, Canada

(1)	The beneficial owner has the right to acquire 720,000 shares through the exercise of stock options.
(2)

The beneficial owner also has the right to acquire a further 720,000 shares through the exercise of stock options and 229,566 shares through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one non-transferable share purchase warrant.

12.	Certain Relationships and Related Transactions

The officers and directors of the Company are engaged in other businesses, either individually or through partnerships or corporations in which they may have an interest, hold an office or serve on the Boards of Directors. Certain conflicts of interest may arise between the Company and the respective officers and directors. Such conflicts can be resolved through the exercise by such officers and directors of judgment consistent with their fiduciary duties to the Company. It is the intent of the officers and directors to resolve any such conflicts in the best interest of the Company and to allocate sufficient of their time to the affairs of the Company in order to fully and competently carry out their duties and responsibilities. Certain financial related party transactions are adequately explained in items 5, 6, and 7 of this Annual Report.

13.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications	Exhibit 31.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications	Exhibit 31.2
601-(32)	Section 1350 Certifications	Exhibit 32.1
601-(32)	Section 1350 Certifications	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSBAnnual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended December 31, 2005 and 2004, the Company incurred approximately $16,600 and $11,000 respectively in fees to Amisano Hanson, Chartered Accountants, for professional services rendered in connection with the audit of the Company's financial statements and approximately $12,950 (2004: $10,250) for review of the Company's quarterly financial statements.

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

Strategic Internet Investments, Incorporated

Date:	May 17, 2006	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	May 17, 2006	/s/ Abbas Salih
Abbas Salih, CFO, Director