Form 10QSB
period 2006-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2006-06-20
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended March 31, 2006

Commission File No. 033-28188

Small Business Issuer:	Strategic Internet Investments, Incorporated

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Suite 250, 1090 West Georgia Street
Vancouver, BC
Canada V6E 3V7

Issuer’s telephone number	604-684-8662

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.		Yes	( X )	No	( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes	( X )	No	( )

Common shares outstanding as of April 30, 2006:	25,660,326

Transitional Small Business Disclosure Format.		Yes	( )	No	( X )

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

March 31, 2006

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Current
Cash	$547	$581
Prepaid expenses	91,667	141,667

	92,214	142,248

Equipment	1,481	1,601
Deferred investment costs – Notes 3, 5 and 7	1	1

	$93,696	$143,850

LIABILITIES

Current
Accounts payable – Note 7	$119,114	$108,022
Due to related parties – Note 7	56,024	50,991
Loans payable – Notes 4 and 8	217,795	199,304

	392,933	358,317

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 5 and 8
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
25,660,326 outstanding (2005: 25,660,326 outstanding)	25,659	25,659
Additional paid-in capital	7,720,356	7,720,356
Deficit accumulated during the development stage	(8,045,450)	(7,960,680)

	(299,237)	(214,467)

	$93,696	$143,850

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Three months ended		of Inception) to
	March 31,		March 31,
	2006	2005	2006

General and Administrative Expenses
Accounting and audit fees	$9,825	$17,184	$177,172
Amortization	120	171	3,616
Automobile	-	-	565
Business Promotion	-	-	213
Communications	1,605	2,610	97,745
Consulting fees – Note 7	56,498	50,563	2,321,370
Interest – Note 7	3,745	9,761	75,710
Investor relations	-	6,174	91,385
Legal fees	4,852	13,805	154,419
Management fees – Note 7	2,491	-	155,863
Office and general – Note 7	516	708	137,867
Regulatory fees	335	178	19,015
Rent – Note 8	5,198	4,892	79,775
Transfer agent fees	375	7,579	38,357
Travel	-	15,637	103,478
Non-cash compensation charge – Note 5	-	13,100	455,735

Loss before the following:	(85,560)	(142,362)	(3,912,285)

Unauthorized distribution	-	-	(69,116)
Termination fee – Note 6	-	-	(792,000)
Gain (loss) on foreign exchange	790	(530)	(7,549)
Gain on settlement of debt	-	-	15,464
Write-down of deferred investment
costs – Note 3	-	-	(34,209)
Write-down of advances to
related party	-	-	(606,337)

Net loss for the period	$(84,770)	$(142,892)	$(5,406,032)

Basic loss per share	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	25,660,326	21,092,761

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Three months ended		(Date of Inception) to
	March 31,		March 31,
	2006	2005	2006

Operating Activities
Net loss for the period	(84,770)	$(142,892)	$(5,406,032)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	120	171	3,616
Communications	-	-	28,000
Consulting fees	50,000	44,562	2,194,887
Gain on settlement of debt	-	-	(15,464)
Legal fees	-	6,545	25,000
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	-	34,209
Non-cash compensation charge	-	13,100	455,735
Termination fees	-	-	792,000
Changes in non-cash items:
Prepaid expenses	-	(1,572)	-
Accounts payable	11,092	16,717	272,584

Net cash provided by (used in) operating activities	(23,558)	(63,369)	(1,002,128)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Due to/from related parties, net	5,033	4,792	56,024
Advances to related party	-	-	(606,337)

Net cash used in investing activities	5,033	4,792	(589,620)

Financing Activities
Loans payable	18,491	(3,146)	561,492
Proceeds from issuance of common stock	-	41,083	1,032,631
Payment of offering costs	-	-	(27,270)
Additional paid-in capital	-	-	25,442

Net cash provided in financing activities	18,491	37,937	1,592,295

Increase (decrease) in cash during the period	(34)	(20,640)	547

Cash, beginning of the period	581	22,987	-

Cash, end of the period	547	$2,347	$547

Supplementary disclosure of cash flows:
Cash paid for Interest	-	$-	$17,054

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2006
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

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2006
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

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2006
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

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2006
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

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	198	25,660,326	25,659	7,720,356	(7,960,680)	(214,467)

Net loss	-	-	-	-	-	(84,770)	(84,770)

Balance, March 31, 2006	198,000	$198	25,660,326	$25,659	$7,720,356	$(8,045,450)	$(299,237)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

1.	Interim Reporting and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain (Note 5).

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2005, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $8,045,450 since its inception, has a working capital deficiency of $300,719 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2006 by issuing equity securities.

1.	Principles of Consolidation

These interim consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries Strategic Internet Investment Canada Inc. and 3851630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant inter-company transactions were eliminated.

2.	Deferred Investment Costs – Note 5

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write-down to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable – Note 8

		March 31,	December 31,
		2006	2005

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $844 (December 31, 2005: $406) The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$7,645	$7,426

b)	Loan payable to a shareholder including accrued interest of $3,562 (December 31, 2005: $3,376 ). The loan is unsecured, bears interest at 8% per annum and is repayable upon demand.	9,597	9,411

c)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, repayable upon demand, in Canadian funds in the amount of Cdn$69,411.	59,430	44,638

d)	Loan payable to a company controlled by a director of the Company including accrued interest of $902 (December 31, 2005: $732) The loan is unsecured, bearing interest at 10% per annum and is repayable upon demand. This loan and accrued interest is payable in Canadian funds in the amount of Cdn$11,274.	9,653	9,522

e)	Loans payable to a company controlled by a director of the Company, including accrued interest of $28,264 (December 31, 2005: $25,100 ), pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum and is repayable upon demand. The lender’s rights to convert this loan into units of the Company have expired.	131,470	128,307

		$217,795	$199,304

4.	Capital Stock – Note 8

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Note 8 – (cont’d)

Commitments – (cont’d)

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

During the period ended March 31, 2006, the share purchase options outstanding are as follows:

		Weighted
		Average
Expiry	Shares	Exercise Price

September 5, 2008	1,752,000	$0.21
February 5, 2009	120,000	$0.29
April 15, 2009	30,000	$0.53
July 8, 2009	108,000	$0.33

Options outstanding at March 31, 2006	2,010,000	$0.22

At March 31, 2006, all of the outstanding share purchase options were exercisable.

As no options were granted during the period ending March 31, 2006, the total non-cash compensation charge determined is NIL (2005 - NIL). The stock options have a graded vesting schedule, the total compensation cost recognized is as follows:

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006

Total non-cash compensation charge vested	-	$15,900	$955,657
Employee’s non-cash compensation charge	-	(2,800)	(499,922)

Consultants’ non-cash compensation charge recognized	-	$13,100	$455,735

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Note 8 (cont’d) Commitments – (cont’d) Stock-based Compensation – (cont’d)

			Cumulative from
			February 28, 1989
	Three months ended		(Date of Inception)
	March 31,		to March 31,
	2006	2005	2006

Net loss – as reported	$(84,770)	$(159,059)	$(5,406,032)

Net loss – pro-forma	$(84,770)	$(161,859)	$(5,905,954)

Basic loss per share – as reported	$(0.00)	$(0.01)

Basic loss per share – pro-forma	$(0.00)	$(0.01)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Share Purchase Warrants

At March 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

43,500	$0.25	April 1, 2006
10,126	$0.50	May 1, 2006
55,264	$0.63	May 1, 2006
22,500	$0.67	June 1, 2006
131,507	$0.61	July 1, 2006
8,824	$0.57	July 1, 2006
26,939	$0.41	September 1, 2006
21,510	$0.44	October 1, 2006
96,047	$0.24	January 31, 2007

416,217

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Notes 4 and 7 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, and June 30, 2004 and July 11, 2005, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

To acquire 80% of Gulf Star, the Company must issue five million common shares at $0.125 per share. The shares are to be issued over a three-year period as follows:

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At March 31, 2006, no value has been recorded for the shares, as although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant a release of escrowed shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

On March 13, 2006, the Ministry of Finance, Bahrain (“MOFB”) notified Gulf Star that due to a lack of progress and failure to advance the project in a timely basis, the MOFB intends to seek termination of the lease contract for the Dream Island site and have Gulf Star pay all associated expenses incurred for the enforcement thereof. In addition, the MOFB has indicated that it reserves the right to claim damages towards all losses it has incurred and all gains denied. The Company, Gulf Star, and Star Leisure intend to oppose the action by the MOFB. However, due to the uncertainty of the future viability of the Dream Island project, management has written-down the associated deferred investment costs to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

6.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of	Number of	Weighted
	Preferred	Common	Average Price
	Shares	Shares	Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	708,406	$2.07	1,468,254
2002 Deferred investment cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	684,143	$0.19	131,400
2002 Debt settlement	-	680,886	$0.20	138,006
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	613,000	$0.07	45,000
2004 Consulting fee	-	360,000	$0.40	142,500
2004 Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Communications	-	56,000	$0.50	28,000
2005 Consulting fees	-	1,135,000	$0.29	333,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan conversion	-	635,901	$0.39	250,160
2005 Stock dividend	-	4,120,643	$0.64	2,678,418

	198,000	19,039,343		$6,298,725

These amounts have been excluded from the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

7.	Related Party Transactions – Notes 4 and 8

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2006	2005	2006

Consulting fees	$-	$-	$35,670
Interest	3,745	7,187	45,703
Management fees	2,490	-	155,862
Office and general	-	-	26,944
Rent	5,198	4,892	74,392

	$11,433	$12,079	$338,571

Deferred investment costs at March 31, 2006, included $1 (December 31, 2005: $1) charged by a related company in respect to a cash payment required pursuant to an acquisition agreement (Note 6).

At March 31, 2006, accounts payable includes $4,837 (December 31, 2005: $4,837) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At March 31, 2006 and December 31, 2005, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with directors in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

8.	Subsequent Events

Subsequent to March 31, 2006, the Company:

a.

On May 5, 2006, the Company entered into a Convertible Loan Agreement with a company controlled by a director of the Company. Under the terms of the Convertible Loan Agreement, interest is calculated at 10% per annum, is secured by a convertible debenture and the lender may at anytime convert the principal sum and accrued interest into units of the Company. Each unit will consist of one common share and one common share purchase warrant, expiring two years from the conversion date. At May 5, 2006, loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loan payable in the amount of $65,507, of this amount $57,300 was outstanding at March 31, 2006. This loan is convertible into 682,365 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.096 per share.

b.

On April 24, 2006, the Company received loan proceeds of $49,700 from a company controlled by a director of the Company. The loan bears interest at 10% per annum, is due on demand and is convertible anytime into 416,248 units of the Company. Each unit will consist of one common share and one common share purchase warrant, expiring two years from the conversion date. Conversion of this loan and associated warrants to equity will be at a rate of $0.119 per share.

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

On March 13, 2006, the Ministry of Finance, Bahrain (“MOFB”) notified Gulf Star that due to a lack of progress and failure to advance the project in a timely basis, the MOFB intends to seek termination of the lease contract for the Dream Island site. The Company, Gulf Star, and Star Leisure intend to oppose the action by the MOFB. However, due to the uncertainty of the future viability of the Dream Island project, management has written-down the associated deferred development costs to a nominal value of $1.00 at December 31, 2005.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,045,450 since inception, and at March 31, 2006 has a working capital deficiency of $300,719. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

1.	Legal Proceedings

- None

2.	Changes in Securities

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

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the year ended December 31, 2005, Icon fully converted the remaining $227,140 of the loan plus all the accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the year ended December 31, 2005, Icon also exercised warrants to purchase a further 420,107 shares for cash proceeds of $43,153. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At March 31, 2006, Star Leisure had advanced a total of $103,206 and accrued interest of $28,264. As of March 31, 2006, all of the loans matured, and the right to convert this principal amount into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. The lender retains the right to convert the total accrued interest of $28,264 into units. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of March 31, 2006. Subsequent to March 31, 2006, pursuant to this agreement, the Company received loan proceeds of $49,700, which is due on demand and is convertible anytime into 416,248 units of the Company. Conversion of this loan and associated warrants to equity will be at a rate of $0.119 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Subsequent to March 31, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loan payable in the amount of $65,507, of this amount $57,300 was outstanding at March 31, 2006. This loan is convertible into 682,365 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.096 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Strategic Internet Investments, Incorporated

Date:	June 9, 2006	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	June 9, 2006	/s/ Abbas Salih
Abbas Salih, CFO, Director