Form 10QSB
period 2006-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2006-08-11
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended June 30, 2006

Commission File No. 033-28188

Strategic Internet Investments, Incorporated
(Small Business Issuer)

Delaware	84-1116458
(State of incorporation)	(IRS Employer Identification)

Suite 250, 1090 West Georgia Street
Vancouver, BC
Canada V6E 3V7	604-684-8662
(Address of principal executive offices)	(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Common shares outstanding as of July 31, 2006: 25,660,326

Transitional Small Business Disclosure Format. Yes [   ]   No [X]

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

June 30, 2006

(Stated in U.S. Dollars)

 (Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

Current
Cash	$102	$581
Prepaid expenses	41,667	141,667

	41,769	142,248

Equipment	-	1,601
Deferred investment costs – Notes 3, 5 and 7	1	1

	$41,770	$143,850

LIABILITIES

Current
Accounts payable – Note 7	$85,961	$108,022
Due to related parties – Note 7	63,496	50,991
Loans payable – Note 4	279,608	199,304

	429,065	358,317

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Note 5
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
25,660,326 outstanding (2005: 25,660,326 outstanding)	25,659	25,659
Additional paid-in capital	7,720,356	7,720,356
Deficit accumulated during the development stage	(8,133,508)	(7,960,680)

	(387,295)	(214,467)

	$41,770	$143,850

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Six months ended		of Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

General and Administrative Expenses
Accounting and audit fees	$8,217	$15,057	$18,042	$32,241	$185,389
Amortization	-	172	120	343	3,616
Automobile	-	-	-	-	565
Business promotion	-	-	-	-	213
Communications	612	12,039	2,217	14,649	98,357
Consulting fees – Note 7	56,556	62,562	113,054	113,125	2,377,926
Interest – Note 7	5,655	3,587	9,400	13,348	81,365
Investor relations	-	5,943	-	12,117	91,385
Legal fees	420	6,595	5,272	20,400	154,839
Management fees – Note 7	8,009	-	10,500	-	163,872
Office and general – Note 7	310	1,078	826	1,786	138,177
Regulatory fees	1,806	1,115	2,141	1,293	20,821
Rent – Note 7	5,340	4,823	10,538	9,715	85,115
Transfer agent fees (recovery)	490	(4,184)	865	3,395	38,847
Travel	-	6,812	-	22,449	103,478
Non-cash compensation charge	-	6,300	-	19,400	455,735

Loss before the following:	(87,415)	(121,899)	(172,975)	(264,261)	(3,999,700)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(8,931)	356	(8,141)	(174)	(16,480)
Gain on settlement of debt	9,769	-	9,769	-	25,233
Loss on disposal of equipment	(1,481)	-	(1,481)	-	(1,481)
Write-down of deferred investment
costs – Note 3	-	-	-	-	(34,209)
Write-down of advances to
related party	-	-	-	-	(606,337)

Net loss for the period	$(88,058)	$(121,543)	$(172,828)	$(264,435)	$(5,494,090)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	25,660,326	24,781,675	25,660,326	22,987,765

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Six months ended		(Date of Inception)
	June 30,		to June 30,
	2006	2005	2006

Operating Activities
Net loss for the period	(172,828)	$(264,435)	$(5,494,090)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	120	343	3,616
Communications	-	8,000	28,000
Consulting fees	100,000	113,125	2,244,887
Gain on settlement of debt	(9,769)	-	(25,233)
Legal fees	-	8,617	25,000
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	-	34,209
Loss on disposal of equipment	1,481	-	1,481
Non-cash compensation charge	-	19,400	455,735
Termination fees	-	-	792,000
Changes in non-cash items:
Prepaid expenses	-	1,960	-
Accounts payable	(22,061)	23,076	239,431

Net cash used in operating activities	(103,057)	(89,914)	(1,081,627)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Due to/from related parties, net	12,505	9,885	63,496
Advances to related party	-	-	(606,337)

Net cash provided by (used in) investing activities	12,505	9,885	(582,148)

Financing Activities
Loans payable	90,073	(18,314)	633,074
Proceeds from issuance of common stock	-	76,153	1,032,631
Payment of offering costs	-	-	(27,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	90,073	57,839	1,663,877

Increase (decrease) in cash during the period	(479)	(22,190)	102

Cash, beginning of the period	581	22,987	-

Cash, end of the period	102	$797	$102

Supplementary disclosure of cash flows:
Cash paid for Interest	-	$10,403	$17,054
Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2006
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2006
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2006
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2006
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	198	25,660,326	25,659	7,720,356	(7,960,680)	(214,467)

Net loss	-	-	-	-	-	(172,828)	(172,828)

Balance, June 30, 2006	198,000	$198	25,660,326	$25,659	$7,720,356	$(8,133,689)	$(387,295)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

The results of operations for the six months ended June 30, 2006 are not indicative of the results that may be expected for the full year.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $8,133,508 since its inception, has a working capital deficiency of $387,296 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2006 by issuing equity securities.

1.	Principles of Consolidation

These interim consolidated financial statements included the accounts of the Company and its wholly- owned subsidiaries Strategic Internet Investment Canada Inc. and 3851630 Canada Inc. Both of these subsidiary companies are dormant and were incorporated by the Company in March 2001. All significant inter-company transactions were eliminated.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		June 30,	December 31,
		2006	2005

a)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $1,073 (December 31, 2005: $406) The
	loan is unsecured, bearing interest at 12% per annum and is
	repayable on demand.	$7,874	$7,426

b)	Loan payable to a shareholder including accrued interest of $3,734
	(December 31, 2005: $3,376 ) was forgiven by the lender.	-	9,411

c)	Loans payable to companies controlled by directors of the Company.
	The loans are unsecured, non-interest bearing, repayable upon
	demand, in Canadian funds in the amount of Cdn$22,110.	19,899	44,638

d)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $998 (December 31, 2005: $732) The
	loan is unsecured, bearing interest at 10% per annum and is
	repayable upon demand.	-	9,522

e)	Loan payable to a company controlled by a director of the Company,
	including accrued interest of $951 (December 31, 2005: $Nil),
	pursuant to a Convertible Loan Agreement. Interest is calculated at
	10% per annum and is repayable upon demand. The lender may at
	anytime convert the principal sum plus accrued interest into 682,365
	units of the Company. Each unit will consist of one common share
	plus one common share purchase warrant. Conversion of this loan
	and associated warrants to equity will be at $0.10 per share.	66,459	-

f)	Loans payable to a company controlled by a director of the
	Company, including accrued interest of $32,470 (December 31,
	2005: $25,100 ), pursuant to Convertible Loan Agreements. Interest is
	calculated at 10% per annum and is repayable upon demand. The
	lender may at anytime convert the principal sum of $49,700 plus
	accrued interest into 416,248 units of the Company. Each unit will
	consist of one common share plus one common share purchase
	warrant. Conversion of this loan and associated warrants to equity
	will be at $0.12 per share. The lender’s rights to convert the
	remaining balance of these loans into units of the Company have
	expired.	185,376	128,307

		$217,795	$199,304

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Note 4

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

During the period ended June 30, 2006, the share purchase options outstanding are as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

	September 5, 2008	1,752,000	$0.21
	February 5, 2009	120,000	$0.29
	April 15, 2009	30,000	$0.53
	July 8, 2009	108,000	$0.33

Options outstanding at June 30, 2006		2,010,000	$0.22

At June 30, 2006, all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Note 4 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

As no options were granted during the period ending June 30, 2006, the total non-cash compensation charge determined is NIL (2005 - NIL). The stock options have a graded vesting schedule, the total compensation cost recognized is as follows:

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Total non-cash compensation
charge vested	-	$9,100	-	$25,000	$955,657
Employee’s non-cash
compensation charge	-	(2,800)	-	(5,600)	(499,922)

Consultants’ non-cash compensation
charge recognized	-	$6,300	-	$19,400	$455,735

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

						Cumulative
						from February
						28, 1989 (Date
		Three months ended		Six months ended		of Inception) to
		June 30,		June 30,		June 30,
		2006	2005	2006	2005	2006

Net loss	As reported	$(88,058)	$(121,543)	$(172,828)	$(264,435)	$(5,494,090)

	Pro-forma	$(88,058)	$(124,343)	$(172,828)	$(270,035)	$(5,994,012)

Basic loss per share	As reported	$(0.00)	$(0.00)	$(0.01)	$(0.01)	-
	Pro-forma	$(0.00)	$(0.01)	$(0.01)	$(0.01)	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Note 4 – (cont’d)

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

At June 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

131,507	$0.61	July 1, 2006
8,824	$0.57	July 1, 2006
26,939	$0.41	September 1, 2006
21,510	$0.44	October 1, 2006
96,047	$0.24	January 31, 2007

284,827

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
June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

5.	Capital Stock – Note 4 – (cont’d)

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At June 30, 2006, no value has been recorded for the shares, as although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant a release of escrowed shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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
June 30, 2006
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
June 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

7.	Related Party Transactions – Note 4

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Consulting fees	$-	$-	$-	$-	$35,670
Interest	5,655	3,587	9,400	13,348	51,358
Management fees	8,010	-	10,500	-	163,872
Office and general	-	-	-	-	26,944
Rent	5,340	4,823	10,538	9,715	79,732

	$19,005	$8,410	$30,438	$23,063	$357,576

On May 5, 2006, the Company entered into a Convertible Loan Agreement with a company controlled by a director of the Company. Under the terms of the Convertible Loan Agreement, interest is calculated at 10% per annum, is secured by a convertible debenture and the lender may at anytime convert the principal sum and accrued interest into units of the Company. Each unit will consist of one common share and one common share purchase warrant, expiring two years from the conversion date. At May 5, 2006, loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loan payable in the amount of $65,507.

Deferred investment costs at June 30, 2006, included $1 (December 31, 2005: $1) charged by a related company in respect to a cash payment required pursuant to an acquisition agreement (Note 6).

At June 30, 2006, accounts payable includes $208 (December 31, 2005: $4,837) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At June 30, 2006 and December 31, 2005, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with directors in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,133,508 since inception, and at June 30, 2006 has a working capital deficiency of $387,296. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. As of January 31, 2006, all of the loans matured, and the right to convert this principal amount into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. The lender retains the right to convert the total accrued interest of $32,470 into units. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of June 30, 2006. During the period ended June 30, 2006, pursuant to this agreement, the Company received loan proceeds of $49,700, which is due on demand and is convertible anytime into 416,248 units of the Company. Conversion of this loan and associated warrants to equity will be at a rate of $0.12 per share. At June 30, 2006, Star Leisure had advanced a total of $152,906 and accrued interest of $32,470. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. During the period ended June 30, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loan payable in the amount of $65,507. At June 30, 2006, the CMB loan principal was $65,507 and had accrued interest of $951. The loan principal is convertible into 682,365 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.10 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

(1)	Refer to the Notes of the Interim Consolidated Financial Statements for the Class A Convertible Preferred Shares terms of conversion and rights.

3.	Defaults Upon Senior Securities

– None

4.	Submission of Matters to a Vote of Security Holders

– None

5.	Other Information

– None

6.	Exhibits

Table of
Exhibit Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31
601-(31)	Rule 13a-14(a)/15d-14(a) Certification	Exhibit 31
601-(32)	Section 1350 Certification	Exhibit 32
601-(32)	Section 1350 Certification	Exhibit 32

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Strategic Internet Investments, Incorporated

Date:	July 31, 2006	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	July 31, 2006	/s/ Abbas Salih
Abbas Salih, CFO, Director