Form 10QSB
period 2006-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2006-11-15
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Small Business Issuer:

Delaware	84-1116458
State of incorporation:	IRS Employer Identification:

Suite 250, 1090 West Georgia Street Vancouver, BC Canada V6E 3V7	604-684-8662
Address of principal executive offices:	Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the
past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (   )

Common shares outstanding as of September 30, 2006: 25,660,326

Transitional Small Business Disclosure Format. Yes (   ) No (X)

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

September 30, 2006

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current
Cash	$334	$581
Prepaid expenses	-	141,667

	334	142,248

Equipment	-	1,601
Deferred investment costs – Notes 4, 6 and 8	1	1

	$335	$143,850

LIABILITIES

Current
Accounts payable – Note 8	$101,870	$108,022
Due to related parties – Note 8	68,896	50,991
Loans payable – Note 5	304,721	199,304

	475,487	358,317
Beneficial conversion feature on convertible loans – Note 5	332,496	-

	807,983	358,317

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 5, 6 and 9
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
25,660,326 outstanding	25,659	25,659
Additional paid-in capital	7,720,356	7,720,356
Deficit accumulated during the development stage	(8,553,861)	(7,960,680)

	(807,648)	(214,467)

	$335	$143,850

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Nine months ended		of Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

General and Administrative Expenses
Accounting and audit fees	$10,363	$10,423	$28,405	$42,664	$195,752
Amortization	-	171	120	514	3,616
Automobile	-	-	-	-	565
Business promotion	-	-	-	-	213
Communications	641	7,298	2,858	21,947	98,998
Consulting fees – Note 8	48,342	27,313	161,396	140,438	2,426,268
Interest – Note 8	6,586	3,736	15,986	17,084	87,951
Investor relations	-	285	-	12,402	91,385
Legal fees	-	354	5,272	20,754	154,839
Management fees – Note 8	15,900	17,992	26,400	40,441	179,772
Office and general – Note 8	188	2,081	1,014	3,867	138,365
Regulatory fees	410	494	2,551	1,787	21,231
Rent – Note 8	5,340	4,980	15,878	14,695	90,455
Transfer agent fees	125	877	990	4,272	38,972
Travel	-	-	-	-	103,478
Non-cash compensation charge	-	6,300	-	25,700	455,735

Loss before the following:	(87,895)	(82,304)	(260,870)	(346,565)	(4,087,595)

Beneficial conversion feature – Note 5	(332,496)	-	(332,496)	-	(332,496)
Gain (loss) on foreign exchange	38	(4,474)	(8,103)	(4,648)	(16,442)
Gain on settlement of debt	-	-	9,769	-	25,233
Loss on disposal of equipment	-	-	(1,481)	-	(1,481)
Termination fee	-	-	-	-	(792,000)
Unauthorized distribution	-	-	-	-	(69,116)
Write-down of advances to
related party	-	-	-	-	(606,337)
Write-down of deferred investment
costs – Note 4	-	-	-	-	(34,209)

Net loss for the period	$(420,353)	$(86,778)	$(593,181)	$(351,213)	$(5,914,443)

Basic loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding	25,660,326	24,860,326	25,660,326	23,613,756

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)
			Cumulative from
			February 28, 1989
	Nine months ended		(Date of Inception) to
	September 30,		September 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$(593,181)	$(351,213)	$(5,914,443)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	120	514	3,616
Beneficial conversion feature	332,496	-	332,496
Communications	-	12,000	28,000
Consulting fees	141,667	140,438	2,286,554
Gain on settlement of debt	(9,769)	-	(25,233)
Legal fees	-	8,617	25,000
Management fees	-	-	7,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	-	34,209
Loss on disposal of equipment	1,481	-	1,481
Non-cash compensation charge	-	25,700	455,735
Termination fees	-	-	792,000
Changes in non-cash items:
Prepaid expenses	-	2,780	-
Accounts payable	(6,152)	36,690	255,340

Net cash used in operating activities	(133,338)	(124,474)	(1,111,908)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Increase in due to related parties, net	17,905	17,125	68,896
Loans payable	115,186	8,973	658,187
Proceeds from issuance of common stock	-	76,153	1,032,631
Payment of offering costs	-	-	(27,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	133,091	102,251	1,757,886

Increase (decrease) in cash during the period	(247)	(22,223)	334

Cash, beginning of the period	581	22,987	-

Cash, end of the period	$334	$764	$334

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$10,403	$17,054
Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2006
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
For the period from February 28, 1989 (Date of Inception) to September 30, 2006
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
For the period from February 28, 1989 (Date of Inception) to September 30, 2006
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
For the period from February 28, 1989 (Date of Inception) to September 30, 2006
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	198	25,660,326	25,659	7,720,356	(7,960,680)	(214,467)
Net loss	-	-	-	-	-	(593,181)	(593,181)

Balance, September 30, 2006	198,000	$198	25,660,326	$25,659	$7,720,356	$(8,553,861)	$(807,648)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

The results of operations for the nine months ended September 30, 2006 are not indicative of the results that may be expected for the full year.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $8,553,861 since its inception, has a working capital deficiency of $475,153 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2006 by issuing equity securities.

2.	Additional Significant Accounting Policy

Beneficial Conversion Feature

When the Company incurs convertible debt that provides for a rate of conversion that is below market value, it is known as a beneficial conversion feature (“BCF”). Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the conversion feature of the note is separately accounted for as a liability based on its fair value because the economic characteristics and risks of the conversion feature are not clearly and closely related to the economic characteristics of the host debt.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

3.	Principles of Consolidation

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

5.	Loans Payable

		September 30,	December 31,
		2006	2005

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $1,311(December 31, 2005: $406) The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$8,112	$7,426

b)	Loan payable to a shareholder including accrued interest of $3,734(December 31, 2005: $3,376) was forgiven by the lender.	-	9,411

c)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, repayable upon demand, in Canadian funds in the amount of Cdn$19,520.	17,568	44,638

d)	Loan payable to a company controlled by a director of the Company including accrued interest of $998(December 31, 2005: $732) The loan is unsecured, bearing interest at 10% per annum and is repayable upon demand.	-	9,522

e)	Loans payable to a company controlled by a director of the
Company, including accrued interest of $2,626(December 31,
2005: $Nil), pursuant to Convertible Loan Agreements. Interest is calculated at 10% per annum and is repayable upon demand.
The lender may at anytime prior to maturity convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share
purchase warrant. The principal sum of $86,366 may be
converted into 772,858 units. Conversion of these loans and
associated warrants to equity will be at an average price of
0.11 per share. An amount of $233,683 was recognized during
the three months ended September 30, 2006 as the fair value of
	the beneficial conversion feature of these loans.	88,993	-

…/cont’d

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

5.	Loans Payable – (cont’d)

	September 30,	December 31,
	2006	2005

f)	Loans payable to a company controlled by a director of the
Company, including accrued interest of $37,142 (December 31,
2005: $25,100), pursuant to Convertible Loan Agreements.
Interest is calculated at 10% per annum and is repayable upon demand. Prior to expiry, the lender may at anytime convert the principal sum plus accrued interest into units of the Company.
Each unit will consist of one common share plus one common
share purchase warrant. The principal sum of $49,700 may be
converted by the lender at anytime into 416,248 units. Each unit will consist of one common share plus one common share
purchase warrant. Conversion of this loan and associated
warrants to equity will be at an average price of $0.12 per share.
The lender’s rights to convert the remaining balance of these loans into units of the Company have expired. An amount of
$98,813 was recognized during the three months ended
September 30, 2006 as the fair value of the beneficial
conversion feature of these loans.	190,048	128,307

	$304,721	$199,304

6	Capital Stock – Notes 5 and 9

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

6	Capital Stock – Notes 5 and 9 – (cont’d) Commitments – (cont’d) Stock-based Compensation – (cont’d)

As at September 30, 2006, share purchase options outstanding are as follows:

			Weighted
			Average
	Expiry	Shares	Exercise Price

	September 5, 2008	1,752,000	$0.21
	February 5, 2009	120,000	$0.29
	April 15, 2009	30,000	$0.53
	July 8, 2009	108,000	$0.33

Options outstanding at September 30, 2006		2,010,000	$0.22

At September 30, 2006, all of the outstanding share purchase options were exercisable.

As no options were granted during the period ending September 30, 2006, the total non-cash compensation charge determined is NIL (2005 - NIL). The stock options have a graded vesting schedule, the total compensation cost recognized is as follows:

					Cumulative from
					February 28,
					1989(Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Total non-cash compensation
charge vested	-	$6,300	-	$31,300	$955,657
Employee’s non-cash
compensation charge	-	-	-	(5,600)	(499,922)

Consultants’ non-cash compensation
charge recognized	-	$6,300	-	$25,700	$455,735

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

6	Capital Stock – Notes 5 and 9 – (cont’d) Commitments – (cont’d) Stock-based Compensation – (cont’d)

						Cumulative
						from February
						28, 1989 (Date
		Three months ended		Nine months ended		of Inception) to
		September 30,		September 30,		September 30,
		2006	2005	2006	2005	2006

Net loss	As reported	$(420,353)	$(86,778)	$(593,181)	$(351,213)	$(5,581,947)

	Pro-forma	$(420,353)	$(86,778)	$(593,181)	$(356,813)	$(6,081,869)

Basic loss per share	As reported	$(0.02)	$(0.00)	$(0.02)	$(0.01)	-
	Pro-forma	$(0.02)	$(0.00)	$(0.02)	$(0.02)	-

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

Share Purchase Warrants

At September 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
21,510	$0.44	October 1, 2006
96,047	$0.24	January 31, 2007
117,557

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above.

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003, September 30, 2003, June 30, 2004, July 11, 2005 and August 9, 2006, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

6.	Capital Stock – Notes 5 and 9 – (cont’d)

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

In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the $100,000 payment. The remaining balance of $65,790 is due on or before August 31, 2007. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were issued in escrow, and will be released in stages as the dredging contract progresses. At September 30, 2006, no value has been recorded for the shares, as although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant a release of escrowed shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

6.	Capital Stock – Notes 5 and 9 – (cont’d)

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
September 30, 2006
(Stated in U.S. Dollars)
(unaudited)

8.	Related Party Transactions – Note 5

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Consulting fees	$-	$-	$-	$-	$35,670
Interest	6,586	3,736	15,986	14,977	57,944
Management fees	15,900	-	26,400	-	179,772
Office and general	-	-	-	-	26,944
Rent	5,340	4,980	15,878	14,695	85,072

	$27,826	$8,716	$58,264	$29,672	$385,402

Deferred investment costs at September 30, 2006, included $1 (December 31, 2005: $1) charged by a related company in respect to a cash payment required pursuant to an acquisition agreement (Note 6).

At September 30, 2006, accounts payable includes $15,900 (December 31, 2005: $4,837) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At September 30, 2006 and December 31, 2005, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with directors in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

9.	Subsequent Events

Subsequent to September 30, 2006:

a)

the Company received proceeds of $80,000 pursuant to a private placement of 200,000 common shares at $0.40 per share. In connection with this financing, the Company paid cash of $3,000 and will issue 100,000 common shares as a finder’s fee.

	b)	21,510 share purchase warrants exercisable at $0.44 per share until October 1, 2006 expired unexercised.

2.	Plan of Operation

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,553,861 since inception, and at September 30, 2006 has a working capital deficiency of $475,153. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. As of January 31, 2006, all of the loans matured, and the right to convert this principal amount into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. The lender retains the right to convert the total accrued interest of $37,142 into units. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of September 30, 2006. During the period ended September 30, 2006, pursuant to this agreement, the Company received loan proceeds of $49,700, which is due on demand and is convertible anytime into 416,248 units of the Company. Conversion of this loan and associated warrants to equity will be at a rate of $0.12 per share. At September 30, 2006, Star Leisure had advanced a total of $152,906 and accrued interest of $37,142. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. During the period ended September 30, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loans payable in the amount of $65,507. At September 30, 2006, the CMB loan principal was $86,366 and had accrued interest of $2,626. The loan principal is convertible into 772,858 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.11 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On October 11, 2006 the Company completed a private placement of 200,000 common shares at $0.40 per share for total proceeds of $80,000. In connection with this financing, the Company will pay cash of $3,000 and issued 100,000 common shares as finder’s fee. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Strategic Internet Investments, Incorporated

Date: October 31, 2006	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date: October 31, 2006	/s/ Abbas Salih
Abbas Salih, CFO, Director