Form 10KSB
period 2006-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2007-04-16
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended December 31, 2006

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
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

Issuer’s revenues for its most recent fiscal year. Nil

Aggregate market value of the voting common equity held by non- affiliates as of March 31, 2007: $6,749,685

Common shares outstanding as of March 31, 2007: 25,960,326

Transitional Small Business Disclosure Format. Yes [   ]   No [X]

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

In January 2007 the Company entered into a Letter of Intent to potentially acquire by option up to a 100% indirect interest in the Renaissance Residence Project by purchasing the outstanding shares of a Turkish company. The Renaissance Residence Project is a real estate development project that will be located on an 8.7 hectare parcel of land in Antalya, Turkey.

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

Part II

5.	Market for Common Equity and Related Stockholder Matters

Market information

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Yahoo Finance (www.yahoo.com), was as follows:

Year	Period	High	Low

2007	First quarter	$0.45	$0.16

2006	First quarter	$0.37	$0.15
	Second quarter	$1.03	$0.15
	Third quarter	$0.72	$0.30
	Fourth quarter	$0.52	$0.25

2005	First quarter	$0.95	$0.35
	Second quarter	$0.64	$0.23
	Third quarter	$0.50	$0.16
	Fourth quarter	$0.50	$0.21

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of common equity
As at December 31, 2006 there were approximately 130 holders of record of the common shares of Strategic.

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
	Number of securities		Number of
	to be issued upon	Weighted average	securities
	exercise of	exercise price of	remaining
	outstanding options,	outstanding options,	available for
Plan category	warrants, and rights.	warrants, and rights.	future issuance.

Equity compensation plans
approved by security holders	-	-	-

Equity compensation plans not
approved by security holders	1,962,000	$0.23	1,932,049

Total	1,962,000	$0.23	1,932,049

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount and accrued interest into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 and accrued interest into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. During the year ended December 31, 2006, Star Leisure advanced $49,700 and accrued interest of $3,496. The loan principal is convertible into 416,248 units at an average price 0f $0.12. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of December 31, 2006. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. During the period ended December 31, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loans payable in the amount of $65,507. At December 31, 2006, the CMB loan principal was $86,366 and had accrued interest of $4,869. The loan principal is convertible into 772,858 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.11 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On October 11, 2006 the Company completed a private placement of 200,000 common shares at $0.40 per share for total proceeds of $80,000. In connection with this financing, the Company paid cash of $3,000 and issued 100,000 common shares as finder’s fees. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. At December 31, 2003 the Company had paid $34,210, with the balance of $65,790 to be paid by August 31, 2007.

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

The Dream Island project in Bahrain will require, over the next twenty to twenty-four months, a significant amount of investment capital to be secured to ensure that all stages of development can proceed and be completed on schedule and on budget. The highest percentage of the funding requirements will be met through senior debt instruments with banking, investment and construction institutions and through government financing incentives and concessions. Further financing will be achieved through the pre-selling of the real estate units, villas and apartments, to be constructed as part of the Dream Island complex.

The first stage of the project, dredging and reclamation of the 41 acre man-made island site, is to be paid by the issuance of 1,268,750 Class A Convertible Preferred Shares in the capital of the Company at a deemed price of $4.00 per share to Robodh Contracting Establishment, Manama, Bahrain. The total value of the Dredging and Reclamation Works contract is $5,075,000.

In August 2004, limited construction commenced on the Dream Island Project. This initial phase of work consists of the construction of a temporary causeway to provide access from the coast to the offshore site of the future island location. Large haulage trucks transported and dumped quarry stone to create the temporary causeway from which access will be gained to the island site. Once the temporary causeway has been completed, work will commence on the creation of the Dream Island perimeter of the future offshore island. Thereafter, reclamation dredging operations will commence to move sand into the perimeter thereby creating the Dream Island site.

In January 2007 The Company has entered into a Letter of Intent (“LOI”) with MEC-Narmont Grup Insaat San. Ve. Tic. Ltd. (“MEC-Narmont”), Al Habeeb & Al Mokairesh Commercial Brokers LLC (“Habeeb”), Mideast Development Company Inc. (“MidDevCo”) and certain property owners (the Landowners”), to potentially acquire by option up to a 100% indirect interest in the Renaissance Residence Project (the “Project”) in Antalya, Turkey by purchasing the outstanding shares of a Turkish company (“TurkCo”) that will be incorporated to hold and own 100% of the Project, subject only to certain payments to the landowners. MidDevCo is controlled by a director of the Company.

The Project is a real estate development project that will be located on an 8.762 hectare parcel of land near the Antalya Airport and Lara Beach in Antalya, Turkey. It will consist of three multi-storey buildings with over

200 residential units. In recent years, the Gulf of Antalya, with a coastal strip of some 200 km with bays and coves of exceptional beauty filled with the crystal clear waters of the Mediterranean, has become one of the most popular tourist resorts in Turkey.

The LOI contemplates that SIII will assist in designing a financing plan for the Project and SIII will be granted two options to purchase up to 100% of the outstanding shares of TurkCo. An “Initial Option” will allow SIII to purchase up to thirty 30% of the outstanding shares of TurkCo. Upon full exercise of the Initial Option, SIII shall be entitled to exercise a “Second Option” to purchase the remaining outstanding shares of TurkCo. Compensation to be paid to the shareholders of TurkCo shall, at the choice of SIII, be paid either in cash or by issuing common shares of SIII. Any issuance of common shares of SIII would occur as of the date of the Option exercise notice, under a Restricted Rule 144 Reg. S share issuance.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,362,335 since inception and at December 31, 2006 has a working capital deficiency of $461,323. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

Management believes that the close connections and contacts it has made in the Middle East, especially the efforts of its Chairman, Mr. Abbas Salih, who has been stationed predominately in Saudi Arabia and Bahrain for the past year to oversee the project, will be of immense value in completing other essential contracts during the course of this project.

The Company's plan during the next quarter and for the balance of 2007 is to maintain the size and staffing of its Vancouver, British Columbia head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members the full-time and temporary staff and consultants. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

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

December 31, 2006 AND 2005

(Stated in U.S. Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Strategic Internet Investments, Incorporated (A Development Stage Company) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for each of the years in the two year period ended December 31, 2006 and for the period from inception of the development stage, February 28, 1989 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006 and for the period from inception of the development stage, February 28, 1989 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
April 11, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,	December 31,
	2006	2005

ASSETS

Current
Cash	$10,822	$581
Prepaid expenses	-	141,667

	10,822	142,248

Equipment – Note 3	-	1,601
Deferred investment costs – Notes 4 and 6	1	1

	$10,823	$143,850

LIABILITIES

Current
Accounts payable – Note 8	$137,675	$143,486
Due to related parties – Note 8	15,527	15,527
Loans payable – Note 5	318,943	199,304

	472,145	358,317

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 5, 6 and 12
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
25,960,326 outstanding (2005: 25,660,326 outstanding)	25,959	25,659
Additional paid-in capital	7,874,856	7,720,356
Deficit accumulated during the development stage	(8,362,335)	(7,960,680)

	(461,322)	(214,467)

	$10,823	$143,850

Nature and Continuance of Operations – Note 1
Commitments – Notes 5, 6 and 12
Subsequent Events – Notes 6 and 12

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			from February
			28, 1989 (Date
			of Inception) to
	Years ended December 31,		December 31,
	2006	2005	2006

General and Administrative Expenses
Accounting and audit fees	$40,271	$51,227	$207,618
Amortization	120	685	3,616
Automobile	-	-	565
Business Promotion	-	-	213
Communications	4,638	39,637	100,778
Consulting fees – Note 8	168,901	214,083	2,433,773
Interest – Notes 5 and 8	101,048	20,831	173,013
Investor relations	-	14,533	91,385
Legal fees	10,522	35,154	160,089
Management fees – Note 8	50,615	40,440	203,987
Office and general – Note 8	2,048	5,223	139,399
Regulatory fees	3,176	2,393	21,856
Rent – Note 8	21,158	19,810	95,735
Transfer agent fees	3,615	4,843	41,597
Travel	-	3,760	103,478
Non-cash compensation charges – Note 6	-	25,700	455,735

Loss before the following:	(406,112)	(478,319)	(4,232,837)

Unauthorized distribution	-	-	(69,116)
Termination fee – Note 7	-	-	(792,000)
Loss on foreign exchange	(3,831)	(4,742)	(12,170)
Gain on settlement of debt	9,769	-	25,233
Loss on disposal of equipment	(1,481)	-	(1,481)
Write-down of deferred investment
costs – Note 6	-	(34,209)	(34,209)
Write-down of advances to
related party	-	-	(606,337)

Net loss for the period	$(401,655)	$(517,270)	$(5,722,917)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding	25,727,723	23,984,947

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative from
			February 28, 1989
			(Date of Inception) to
	Years ended December 31,		December 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$(401,655)	$(517,270)	$(5,722,917)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	120	685	3,616
Beneficial conversion on convertible debt	77,800	-	77,800
Communications	-	28,000	28,000
Consulting fees	141,667	214,083	2,286,554
Gain on settlement of debt	(9,769)	-	(25,233)
Legal fees	-	23,015	25,000
Loss on disposal of equipment	1,481	-	1,481
Management fees	-	-	7,000
Non-cash compensation charge	-	25,700	455,735
Termination fees	-	-	792,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	34,209	34,209
Changes in non-cash items:
Prepaid expenses	-	2,780	-
Accounts payable	(5,811)	60,610	291,146

Net cash used in operating activities	(196,167)	(128,188)	(1,139,272)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	129,408	29,629	672,409
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	80,000	76,153	1,112,631
Payment of offering costs	(3,000)	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	206,408	105,782	1,795,738

Increase (decrease) in cash during the period	10,241	(22,406)	10,822

Cash, beginning of the period	581	22,987	-

Cash, end of the period	$10,822	$581	$10,822

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$10,403	$17,054

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2006
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
For the period from February 28, 1989 (Date of Inception) to December 31, 2006
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
For the period from February 28, 1989 (Date of Inception) to December 31, 2006
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2006
(Stated in U.S. Dollars )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	65,000	650	64,350	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee - at $4.00	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise
of share purchase warrant s – at $0.10	-	-	320,000	320	31,680	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise
of share purchase options – at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2006
(Stated in U.S. Dollars )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	98	25,660,326	25,659	7,720,356	(7,960,680)	(214,467)

Issue of stock for cash pursuant to a private
placement – at $0.40	-	-	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee – at $0.40	-	-	100,000	100	39,900	-	40,000
Share issue costs	-	-	-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt	-	-	-	-	77,800	-	77,800
Net loss	-	-	-	-	-	(401,655)	(401,655)

Balance, December 31, 2006	198,000	$198	25,960,326	$25,959	$7,874,856	$(8,362,335)	$(461,322)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

1.	Nature and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $8,362,335 since its inception, has a working capital deficiency of $461,323 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2007, by issuing equity securities.

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
December 31, 2006 and 2005
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

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with FAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Beneficial Conversion Feature

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for a rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid-in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the proceeds received. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Stock-based Compensation

The Company accounts for stock-based compensation using FAS 123R which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate.

Convertible Instruments

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Recently Issued Accounting Pronouncements – (cont’d)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

3.	Equipment

		2006			2005
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net

Computer equipment	$-	$-	$-	$4,348	$2,747	$1,601

4.	Deferred Investment Costs – Note 6

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write- down to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

5.	Loans Payable

		December 31,	December 31,
		2006	2005

a)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $1,556 (2005: $406) The loan is
	unsecured, bearing interest at 12% per annum and is repayable on
	demand.	$ 8,358	$ 7,426

b)	Loan payable to a shareholder of the Company including accrued
	interest of $3,734 (2005: $3,376) was forgiven by the lender.	-	9,411

c)	Loans payable to companies controlled by directors of the
	Company. The loans are unsecured, non-interest bearing, and
	repayable upon demand.	24,527	44,638

d)	Loans payable to companies controlled by directors of the
	Company including accrued interest of $38,420 (2005: $25,832)
	The loans are unsecured, bearing interest at 10% per annum, and
	repayable upon demand. Portions of these loans were formerly
	convertible loans; the rights to convert to equity having expired.	141,626	137,829

e)	Loans payable to a company controlled by a director of the
	Company, including accrued interest payable of $4,869 (2005: NIL),
	pursuant to Convertible Loan Agreements. The loan is unsecured,
	bearing interest at 10% per annum and is repayable on demand.
	The lender may at anytime convert the principal sum plus accrued
	interest into units of the Company. Each unit will consist of one
	common share plus one common share purchase warrant. The
	principal sum of $86,366 may be converted into 772,858 units.
	Conversion of these loans and associated warrants to equity will be
	at a weighted average price of $0.11 per share. An amount of
	$60,850 was recognized during the year ended December 31, 2006
	as the fair value of the beneficial conversion feature of these loans.
	This amount is included in interest expense.	91,236	-

f)	Loan payable to a company controlled by a director of the
	Company, including accrued interest of $3,496 (2005: $NIL),
	pursuant to Convertible Loan Agreements. The loan is unsecured,
	bearing interest at 10% per annum and is repayable on demand.
	The lender may at anytime convert the principal sum plus accrued
	interest into units of the Company. Each unit will consist of one
	common share plus one common share purchase warrant. The
	principal sum of $49,700 may be converted into 416,248 units.
	Conversion of this loan and associated warrants to equity will be at
	a weighted average price of $0.12 per share. An amount of
	$16,950 was recognized during the year ended December 31, 2006
	as the fair value of the beneficial conversion feature of these loans.
	This amount is included in interest expense	53,196	-

		$ 318,943	$ 199,304

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5 and 12

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

During the previous two years, the change in share purchase options outstanding are as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at December 31,2004 Adjusted for stock dividend	2,130,000	$0.22
Cancelled during the year	(120,000)	$0.21
Options outstanding at December 31, 2005	2,010,000	$0.22
Cancelled during the year	(48,000)	$0.21
Options outstanding at December 31,2006	1,962,000	$0.23

At December 31, 2006, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,704,000	$0.21	September 5, 2008
120,000	$0.29	February 5, 2009
30,000	$0.53	April 15, 2009
108,000	$0.33	July 8, 2009

1,962,000

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5 and 12 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

Pursuant to the terms of the Stock Option Plan, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

At December 31, 2006, all of the outstanding share purchase options were exercisable.

As no options were granted during the year ending December 31, 2006, the total non-cash compensation charge determined is $NIL (2005 - $NIL). The stock options have a graded vesting schedule; the total compensation cost recognized is as follows:

			Cumulative from
			February 28,
			1989 (Date of
	Year ended December 31,		Inception) to
			December 31,
	2006	2005	2006

Total non-cash compensation charge vested	-	$31,300	$955,657
Employee’s non-cash compensation charge	-	(5,600)	(499,922)

Consultants’ non-cash compensation charge recognized	-	$25,700	$455,735

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

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2006	2005	2006

Net loss – as reported	$(401,655)	$(517,270)	$(5,722,917)

Net loss – pro-forma	$(401,655)	$(522,870)	$(6,222,839)

Basic loss per share – as reported	$(0.02)	$(0.02)

Basic loss per share – pro-forma	$(0.02)	$(0.02)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5 and 12 – (cont’d)

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

Share Purchase Warrants

During the previous two years, the change in share purchase warrants outstanding are as follows:

		Weighted
		Average
	Warrants	Exercise Price

Warrants outstanding at December 31, 2004, adjusted for stock dividend	99,683	$0.09
Issued during the year	757,080	$0.41
Exercised during the year	(316,526)	$0.09

Warrants outstanding at December 31, 2005	540,237	$0.41
Expired and cancelled during the year	(444,190)	$0.45

Warrants outstanding at December 31, 2006	96,047	$0.24

All outstanding warrants are exercisable at a price of $0.24 and expire January 31, 2007.

Pursuant to the terms of the share purchase warrants, the exercise price and number of shares were adjusted as a result of a 20% stock dividend granted by the Company on March 4, 2005.

Each warrant entitles the holder thereof the right to purchase one common share at the prices as indicated above. Subsequent to December 31, 2006, the 96,047 warrants exercisable at $0.24 per share expired.

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, June 30, 2004, July 11, 2005 and August 9, 2006, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

6.	Capital Stock – Notes 5 and 12 – (cont’d)

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will issue 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares will be issued in stages as the dredging contract progresses. These shares were placed in escrow and no value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled. At December 31, 2006, although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant issuance of the shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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
December 31, 2006 and 2005
(Stated in U.S. Dollars)

7.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of	Number of	Weighted
	Preferred	Common	Average Price
	Shares	Shares	Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	708,406	$2.07	1,468,254
2002 Deferred investment cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	684,143	$0.19	131,400
2002 Debt settlement	-	680,886	$0.20	138,006
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	613,000	$0.07	45,000
2004 Consulting fee	-	360,000	$0.40	142,500
2004 Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Communications	-	56,000	$0.50	28,000
2005 Consulting fees	-	1,135,000	$0.29	333,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan conversion	-	635,901	$0.39	250,160
2005 Stock dividend	-	4,120,643	$0.65	2,678,418
2006 Finders fee	-	100,000	$0.40	40,000

	198,000	19,139,343		$6,338,725

These amounts have been excluded from the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

8.	Related Party Transactions – Notes 5, 6 and 12

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2006	2005	2006

Consulting fees	$-	$-	$35,670
Interest	22,890	18,684	64,848
Management fees	50,615	40,440	203,987
Office and general	-	-	26,944
Rent	21,158	19,810	90,352

	$94,663	$78,934	$421,801

At December 31, 2006, accounts payable includes $57,915 (2005: $40,301) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2006 and 2005, due to related parties are comprised of expenses for operating costs paid on behalf of the Company by companies with directors in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

9.	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	December 31,
	2006	2005

Net tax operating loss carryforward	$2,637,096	$2,637,554
Net tax capital loss carryforward	103,077	103,077

Gross deferred tax assets	2,740,173	2,740,631
Valuation allowance for deferred tax asset	(2,740,173)	(2,740,631)

	$-	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

9.	Deferred Tax Assets – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

10.	Income Taxes

At December 31, 2006, the Company has net operating loss carryforwards which expire commencing in 2010 totaling approximately $8,011,000. The Company has a capital loss carryforward which expires in 2006, totaling approximately $606,000. The potential tax benefits of these losses have not been recorded in the financial statements.

11.	Comparative Figures

Certain comparative figures for the year ended December 31, 2005, have been reclassified to conform to the financial statement presentation adopted for the year ended December 31, 2006.

12.	Subsequent Events – Note 6

Subsequent to the year ended December 31, 2006 the Company;

	a)	granted consultants 125,000 stock options exercisable at $0.35 per share expiring on January 2, 2012

b)

entered into two Management Services Agreements with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month for management consulting services. These agreements are for a 24-month period expiring on December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

c)

entered into a letter of intent dated January 2, 2007, to purchase 100% of the outstanding shares of a Turkish company (“TurkCo) to be formed and, thereby, acquiring a 100% interest in the Renaissance Residence Project in Antalya, Turkey, as follows:

a)

The Company shall be granted the option to purchase, on a pro-rata basis, up to 30% of the outstanding shares of TurkCo for compensation as described below (the “Initial Share Purchase Option”). The Company may exercise the share purchase option based upon construction progress of the Project as follows:

			i)	Upon construction expenditures equal to or greater than 33% of the total budgeted cost, 10% of the outstanding shares of TurkCo may be purchase by the Company.

			ii)	Upon construction expenditures equal to or greater than 66% of the total budgeted cost, 10% (cumulative 20%) of the outstanding shares of TurkCo may be purchase by the Company.

			iii)	Upon construction expenditures equal to or greater than 100% of the total budgeted cost, 10% (cumulative 30%) of the outstanding shares of TurkCo may be purchase by the Company.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in U.S. Dollars)

12.	Subsequent Events – Note 6 – (cont’d)

b)

The shareholders of TurkCo shall grant a secondary option to the Company to purchase on a pro- rata basis the remaining 70% of the outstanding shares of TurkCo at the price as described below, (the “Second Share Purchase Option”). The Second Share Purchase Option may only be exercised by the Company upon full exercise of the Initial Share Purchase Option, unless TurkCo agrees to allow an earlier exercise as requested by the Company.

	c)	Compensation of Initial and Second Share Purchase Options:

The Company shall have the option to pay the full exercise price of the Share Purchase Options either in cash, or by issuing common shares of the Company as described below:

Exercise in Shares

The shares to be issued will be issued at the higher value of either, USD$2.00 per share or the discounted market price of the Company’s share, as quoted on the OTC:BB Stock Exchange where the “Discounted Market Price” is defined by calculating the average previous 10 day closing price of the Company shares as of the Exercise Date in question and reducing that price by 25%.

The letter of intent is subject to the completion of a formal agreement.

8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Controls and procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. As required under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

In connection with our evaluation of our internal controls during the period ended December 31, 2006, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

Part III

9.	Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Name and		Business experience
position	Term	during past 5 years	Other directorships

Ralph Shearing	March 7, 2001	Director and officer of both	Soho Resources Corp., a
President, CEO,	to	the Company, and two	reporting issuer in Canada.
Director	Present	natural resource exploration
companies.

Abbas Salih	March 7, 2001	Director and officer of the	None
Chairman,	to	Company.
Secretary, CFO,	Present
Director

Significant employees
None

Family relationships
There are no family relationships among directors, executive officers, officers or significant employees and any nominees chosen to hold these positions.

Involvement in certain legal proceedings

As of the date of this Annual Report no director, executive officer, promoter or control person or any nominee for these positions is or has been the subject of any legal proceeding in any court of jurisdiction concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy, or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent (10%) of Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company by each reporting person. Based solely upon a review of Forms 3 and 4 (and amendments thereto) and Forms 5 (and amendments thereto) and the written representations of the reporting persons, it is the Company's belief and understanding that all such persons have fully complied with the applicable filing requirements under the Act during the fiscal year ended December 31, 2006.

10.	Executive Compensation

On January 1, 2007 the Company entered into two Management Services Agreements with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month for management consulting services. These agreements are for a 24-month period expiring on December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

During the fiscal year ended December 31, 2006, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown below (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company currently has no pension plan, health plan, income profit sharing or other similar plan. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

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

As of the date of this Annual Report, a total of 13 employees including consultants, directors and officers have been granted share purchase options to acquire a total of 2,087,000 common shares of the Company at a weighted average price of $0.23 per share. The President and the Secretary of the Company have each been granted 720,000 share purchase options each under the Plan.

Pursuant to the terms of the stock award plan, the number of shares under option and their exercise price has been adjusted as a result of the 20% stock dividend declared by the Board of Directors on February 14, 2005.

Summary compensation table

		Annual Compensation	Long Term Compensation
Name	Year	Other annual compensation	Securities underlying options

Ralph Shearing
CEO, Director	2006	$21,200	-
	2005	-	-
	2004	$932	-

Abbas Salih
CFO, Director	2006	$29,415	-
	2005	$40,440	-
	2004	-	-

Aggregated fiscal year end option values

Number of securities
	underlying unexercised options	Value of unexercised in-the-
	at fiscal year end	money options fiscal year end
Name	exercisable / unexercisable	exercisable / unexercisable

Ralph Shearing
CEO, Director	720,000 / nil share options	$158,400 / nil

Abbas Salih
CFO, Director	720,000 / nil share options	$158,400 / nil

11.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership	of class

Common stock	Cede & Co. New York, N.Y., U.S.A.	8,051,265 (direct)	31%

Security ownership of management

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership

Common stock	Ralph Shearing Vancouver, BC, Canada	Nil (indirect) (1)	3%

Common stock	Abbas Salih Vancouver, BC, Canada	9,785,172 (indirect) (2)	40%

(1)

The beneficial owner has the right to acquire 720,000 shares through the exercise of stock options and 772,858 shares through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

(2)

The beneficial owner also has the right to acquire a further 720,000 shares through the exercise of stock options and 416,248 shares through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

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

Audit Fees

During the fiscal years ended December 31, 2006 and 2005, the Company incurred approximately $16,000 and $13,765 respectively in fees to Amisano Hanson, Chartered Accountants, for professional services rendered in connection with the audit of the Company's financial statements and approximately $17,275 (2005: $12,950) for review of the Company's quarterly financial statements.

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

Strategic Internet Investments, Incorporated

Date:	April 11, 2007	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	April 11, 2007	/s/ Abbas Salih
Abbas Salih, CFO, Director