Form 10QSB
period 2007-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2007-05-15
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended March 31, 2007

Commission File No. 033-28188

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
Yes [X]   No [   ]

Common shares outstanding as of May 15, 2007: 26,160,326

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

March 31, 2007

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current
Cash	$5,884	$10,822
Prepaid expenses	880	-

	6,764	10,822

Deferred investment costs – Notes 2 and 4	1	1

	$6,765	$10,823

LIABILITIES

Current
Accounts payable – Note 6	$221,342	$137,675
Due to related parties – Note 6	15,527	15,527
Loans payable – Note 3	331,657	318,943

	568,526	472,145

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 3, 4, 6 and 7
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
25,960,326 outstanding (2006: 25,960,326 outstanding)	25,959	25,959
Additional paid-in capital	7,895,292	7,874,856
Deficit accumulated during the development stage	(8,483,210)	(8,362,335)

	(561,761)	(461,322)

	$6,765	$10,823

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative
			from February
			28, 1989 (Date
	Three months ended		of Inception) to
	March 31,		March 31,
	2007	2006	2007

General and Administrative Expenses
Accounting and audit fees	$13,621	$9,825	$221,239
Amortization	-	120	3,616
Communications	408	1,605	101,186
Consulting fees – Note 6	24,441	56,498	2,458,214
Interest – Notes 3 and 6	7,301	3,745	180,314
Investor relations	-	-	91,385
Legal fees	-	4,852	160,089
Management fees – Note 6	46,350	2,491	250,337
Office and general – Note 6	432	516	140,609
Regulatory fees	1,031	335	22,887
Rent – Note 6	5,280	5,198	101,015
Transfer agent fees	620	375	42,217
Travel	-	-	103,478
Non-cash compensation charges – Note 4	20,436	-	476,171

Loss before the following:	(119,920)	(85,560)	(4,352,757)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (Loss) on foreign exchange	(955)	790	(13,125)
Gain on settlement of debt	-	-	25,233
Loss on disposal of equipment	-	-	(1,481)
Write-down of deferred investment
costs – Note 4	-	-	(34,209)
Write-down of advances to
related party	-	-	(606,337)

Net loss for the period	$(120,875)	$(84,770)	$(5,843,792)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding	25,960,326	25,660,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Three months ended		(Date of Inception) to
	March 31,		March 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(120,875)	$(84,770)	$(5,843,792)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	-	120	3,616
Beneficial conversion on convertible debt	-	-	77,800
Communications	-	-	28,000
Consulting fees	-	50,000	2,286,554
Gain on settlement of debt	-	-	(25,233)
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Non-cash compensation charge	20,436	-	476,171
Termination fees	-	-	792,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	-	34,209
Changes in non-cash items:
Prepaid expenses	(880)	-	(880)
Accounts payable	83,667	11,092	374,813

Net cash used in operating activities	(17,652)	(23,558)	(1,156,924)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	12,714	18,491	685,123
Due to related parties	-	5,033	15,526
Proceeds from issuance of common stock	-	-	1,112,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	12,714	23,524	1,808,452

Increase (decrease) in cash during the period	(4,938)	(34)	5,884

Cash, beginning of the period	10,822	581	-

Cash, end of the period	$5,884	$547	$5,884

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$17,054

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2007
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
For the period from February 28, 1989 (Date of Inception) to March 31, 2007
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
For the period from February 28, 1989 (Date of Inception) to March 31, 2007
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
For the period from February 28, 1989 (Date of Inception) to March 31, 2007
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	357	35,418	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	198	25,660,326	25,659	7,720,356	(7,960,680)	(214,467)

Issue of stock for cash pursuant to a private
placement – at $0.40	-	-	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee – at $0.40	-	-	100,000	100	39,900	-	40,000
Share issue costs	-	-	-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt	-	-	-	-	77,800	-	77,800
Net loss	-	-	-	-	-	(401,655)	(401,655)

Balance, December 31, 2006	198,000	198	25,960,326	25,959	7,874,856	(8,362,335)	(461,322)
Non-cash compensation charge	-	-	-	-	20,436	-	20,436
Net loss	-	-	-	-	-	(120,875)	(120,875)

Balance, March 31, 2007	198,000	$198	25,960,326	$25,959	$7,895,292	$(8,483,210)	$(561,761)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

1.	Interim Reporting and Continuance of Operations

The Company is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

The accompanying unaudited interim financial statements have been prepared by Strategic Internet Investments, Incorporated (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2006, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the full year.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $8,483,210 since its inception, has a working capital deficiency of $561,762 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by issuing equity securities.

2.	Deferred Investment Costs – Note 4

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write- down to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		March 31,	December 31,
		2007	2006

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $1,803 (December 31, 2006: $1,556) The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$8,605	$8,358

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	29,940	24,527

c)	Loans payable to a company controlled by a director of the Company including accrued interest of $41,912 (December 31, 2006: $38,420). The loans are unsecured, bearing interest at 10% per annum, and repayable upon demand. Portions of these loans were formerly convertible loans; the rights to convert to equity having expired.	145,119	141,626

d)

Loans payable to a company controlled by a director of the Company, including accrued interest payable of $7,119 (December 31, 2006: $4,869), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $86,366 may be converted into 772,858 units. Conversion of these loans and associated warrants to equity will be at a weighted average price of $0.11 per share. An amount of $60,850 was recognized as the fair value of the beneficial conversion feature of these loans and this amount was included in interest expense during the year ended December 31, 2006.

		93,485	91,236

e)

Loan payable to a company controlled by a director of the Company, including accrued interest of $4,808 (December 31, 2006: $3,496), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $49,700 may be converted into 416,248 units. Conversion of this loan and associated warrants to equity will be at a weighted average price of $0.12 per share. An amount of $16,950 was recognized as the fair value of the beneficial conversion feature of these loans and this amount was included in interest expense during the year ended December 31, 2006

		54,508	53,196

		$331,657	$318,943

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 6 and 7

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

During the period ending March 31, 2007, the Company granted consultants 125,000 stock options with a total fair value of $51,250. As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the period was of $20,436 (2006 - NIL).

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

The weighted average fair value at date of grant of the options granted were as follows:

	2007	2006

Weighted average fair value	$0.41	-
Total options granted	125,000	-
Total fair value of options granted	$51,250	-

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	-
Expected volatility	167%	-
Risk-free Interest Rate	4.68%	-
Expected term in years	5	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 6 and 7 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated based on SAB 107.

During the period ended March 31, 2007, the change in share purchase options outstanding are as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at December 31, 2006	1,962,000	$0.23
Granted during the period	125,000	$0.35
Options outstanding at March 31, 2007	2,087,000	$0.24

At March 31, 2007, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,704,000	$0.21	September 5, 2008
120,000	$0.29	February 5, 2009
30,000	$0.53	April 15, 2009
108,000	$0.33	July 8, 2009
125,000	$0.35	January 2, 2012

2,087,000

At March 31, 2007, of the total outstanding share purchase options, 1,987,000 were exercisable.

Share Purchase Warrants

During the period ended March 31, 2007, the change in share purchase warrants outstanding are as follows:

		Weighted
		Average
	Warrants	Exercise Price

Warrants outstanding at December 31, 2006	96,047	$0.24
Expired during the period	(96,047)	$0.24

Warrants outstanding at March 31, 2007	-	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 6 and 7 – (cont’d)

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will issue 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares will be issued in stages as the dredging contract progresses. These shares were placed in escrow and no value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled. At March 31, 2007, although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant issuance of the shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 6 and 7 – (cont’d)

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

Acquisition of Renaissance Residence Project

By a letter of intent dated January 2, 2007, the Company agreed to purchase 100% of the outstanding shares of a Turkish company (“TurkCo) to be formed and, thereby, acquiring a 100% interest in the Renaissance Residence Project in Antalya, Turkey, as follows:

a)

The Company shall be granted the option to purchase, on a pro-rata basis, up to 30% of the outstanding shares of TurkCo for compensation as described below (the “Initial Share Purchase Option”). The Company may exercise the share purchase option based upon construction progress of the Project as follows:

	i)	Upon construction expenditures equal to or greater than 33% of the total budgeted cost, 10% of the outstanding shares of TurkCo may be purchased by the Company.

	ii)	Upon construction expenditures equal to or greater than 66% of the total budgeted cost, 10% (cumulative 20%) of the outstanding shares of TurkCo may be purchased by the Company.

	iii)	Upon construction expenditures equal to or greater than 100% of the total budgeted cost, 10% (cumulative 30%) of the outstanding shares of TurkCo may be purchased by the Company.

b)

The shareholders of TurkCo shall grant a secondary option to the Company to purchase on a pro-rata basis the remaining 70% of the outstanding shares of TurkCo at the price as described below, (the “Second Share Purchase Option”). The Second Share Purchase Option may only be exercised by the Company upon full exercise of the Initial Share Purchase Option, unless TurkCo agrees to allow an earlier exercise as requested by the Company.

c)	Compensation of Initial and Second Share Purchase Options:

The Company shall have the option to pay the full exercise price of the Share Purchase Options either in cash, or by issuing common shares of the Company. If the Company elects to pay by issuing common shares, they will be issued at the higher value of either, $2.00 per share or the discounted market price of the Company’s shares. The discounted market price is defined by calculating the average previous 10 day closing price of the Company’s shares, as quoted on the OTC:BB Stock Exchange, as of the Exercise Date in question and reducing that price by 25%.

The letter of intent is subject to the completion of a formal agreement.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

5.	Non-Cash Transactions

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 3 and 4

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Consulting fees	$17,490	$-	$53,160
Interest	7,301	3,745	72,149
Management fees	46,350	2,490	250,337
Office and general	-	-	26,944
Rent	5,280	5,198	95,632

	$76,421	$11,433	$498,222

At March 31, 2007, accounts payable includes $127,646 (2006: $57,915) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At March 31, 2007 and December 31, 2006, due to related party are comprised of expenses for operating costs paid on behalf of the Company by a company with a director in common. These amounts are non- interest bearing, unsecured and there are no specific terms for repayment.

The Company entered into two Management Services Agreements with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management consulting services. These agreements are for a 24- month period expiring on December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreements the Company will pay $5,500 per month, plus taxes where applicable, for consulting services.

7.	Subsequent Events

Subsequent to the period ended March 31, 2007 the Company received proceeds of $50,000 pursuant to a private placement of 200,000 common shares at $0.25 per share.

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

In addition the Company entered into a Letter of Intent to potentially acquire by option up to a 100% indirect interest in the Renaissance Residence Project by purchasing the outstanding shares of a Turkish company. The Renaissance Residence Project is a real estate development project that will be located on an 8.7 hectare parcel of land in Antalya, Turkey.

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

In January 2007 The Company entered into a Letter of Intent (“LOI”) with MEC-Narmont Grup Insaat San. Ve. Tic. Ltd. (“MEC-Narmont”), Al Habeeb & Al Mokairesh Commercial Brokers LLC (“Habeeb”), Mideast Development Company Inc. (“MidDevCo”) and certain property owners (the Landowners”), to potentially acquire by option up to a 100% indirect interest in the Renaissance Residence Project (the “Project”) in Antalya, Turkey by purchasing the outstanding shares of a Turkish company (“TurkCo”) that will be incorporated to hold and own 100% of the Project, subject only to certain payments to the landowners. MidDevCo is controlled by a director of the Company.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,483,210 since inception and at March 31, 2007 has a working capital deficiency of $561,762. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount and accrued interest into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 and accrued interest into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At March 31, 2007, the Star Lesiure loan principal was $49,700 and had accrued interest of $4,808. The loan principal is convertible into 416,248 units at an average price 0f $0.12. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of March 31, 2007. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. During the period ended December 31, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loans payable in the amount of $65,507. At March 31, 2007, the CMB loan principal was $86,366 and had accrued interest of $7,119. The loan principal is convertible into 772,858 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.11 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On October 11, 2006 the Company completed a private placement of 200,000 common shares at $0.40 per share for total proceeds of $80,000. In connection with this financing, the Company paid cash of $3,000 and issued 100,000 common shares as finder’s fees. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On April 23, 2007 the Company completed a private placement of 200,000 common shares at $0.25 per share for total proceeds of $50,000. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Strategic Internet Investments, Incorporated

Date:	May 15, 2007	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	May 15, 2007	/s/ Abbas Salih
Abbas Salih, CFO, Director