Form 10QSB
period 2007-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2007-08-06
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended June 30, 2007

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

Common shares outstanding as of July 15, 2007: 26,860,326

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

June 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)
	June 30,	December 31,
	2007	2006

ASSETS

Current
Cash	$3,873	$10,822
Prepaid expenses	127,600	-

	131,473	10,822

Deferred investment costs – Notes 2 and 4	1	1

	$131,474	$10,823

LIABILITIES

Current
Accounts payable – Note 6	$256,000	$137,675
Due to related parties – Note 6	15,527	15,527
Loans payable – Note 3	350,190	318,943

	621,717	472,145

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 3, 4, and 6
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
26,860,326 outstanding (2006: 25,960,326 outstanding)	26,859	25,959
Additional paid-in capital	8,094,610	7,874,856
Deficit accumulated during the development stage	(8,611,910)	(8,362,335)

	(490,243)	(461,322)

	$131,474	$10,823

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989
	Three months ended		Six months ended		(Date of Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and audit fees	$12,828	$8,217	$26,449	$18,042	$234,067
Amortization	-	-	-	120	3,616
Communications	301	612	709	2,217	101,487
Consulting fees – Note 6	32,949	56,556	57,390	113,054	2,491,163
Interest – Notes 3 and 6	7,565	5,655	14,866	9,400	187,879
Investor relations	-	-	-	-	91,385
Legal fees	-	420	-	5,272	160,089
Management fees – Note 6	46,350	8,009	92,700	10,500	296,687
Office and general – Note 6	518	310	950	826	141,127
Regulatory fees	1,358	1,806	2,389	2,141	24,245
Rent – Note 6	5,280	5,340	10,560	10,538	106,295
Transfer agent fees	250	490	870	865	42,467
Travel	445	-	445	-	103,923
Non-cash compensation				-
charge – Note 4	10,218	-	30,654		486,389

Loss before the following:	(118,062)	(87,415)	(237,982)	(172,975)	(4,470,819)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Loss on foreign exchange	(10,638)	(8,931)	(11,593)	(8,141)	(23,763)
Gain on settlement of debt	-	9,769	-	9,769	25,233
Loss on disposal of equipment	-	(1,481)	-	(1,481)	(1,481)
Write-down of deferred investment
costs – Note 4	-	-	-	-	(34,209)
Write-down of advances to
related party	-	-	-	-	(606,337)

Net loss for the period	$(128,700)	$(88,058)	$(249,575)	$(172,828)	$(5,972,492)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	26,404,282	25,660,326	26,183,530	25,660,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)
			Cumulative from
			February 28, 1989
	Six months ended		(Date of Inception) to
	June 30,		June 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(249,575)	$(172,828)	$(5,972,492)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	-	120	3,616
Beneficial conversion on convertible debt	-	-	77,800
Communications	-	-	28,000
Consulting fees	14,600	100,000	2,301,154
Gain on settlement of debt	-	(9,769)	(25,233)
Legal fees	-	-	25,000
Loss on disposal of equipment	-	1,481	1,481
Management fees	-	-	7,000
Non-cash compensation charge	30,654	-	486,389
Termination fees	-	-	792,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	-	34,209
Changes in non-cash items:		-
Prepaid expenses	(2,200)	-	(2,200)
Accounts payable	118,325	(9,556)	409,471

Net cash used in operating activities	(88,196)	(90,552)	(1,227,468)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	31,247	90,073	703,656
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	50,000	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-		25,442

Net cash provided by financing activities	81,247	90,073	1,876,985

Increase (decrease) in cash during the period	(6,949)	(479)	3,873

Cash, beginning of the period	10,822	581	-

Cash, end of the period	$3,873	$102	$3,873

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$17,054

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2007
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2007
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2007
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	53,500	-	53,500
Issue of stock for services - at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	65,000	650	64,350	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee - at $4.00	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise
of share purchase warrants – at $0.10	-	-	320,000	320	31,680	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise
of share purchase options – at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2007
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares Par Value		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006	198,000	198	25,960,326	25,959	7,874,856	(8,362,335)	(461,322)
Issue of stock for cash pursuant to a private
placement – at $0.25	-	-	200,000	200	49,800	-	50,000
Issuance of stock for services – at $0.20	-	-	700,000	700	139,300	-	140,000
Non-cash compensation charge	-	-	-	-	30,654	-	30,654
Net loss	-	-	-	-	-	(249,575)	(249,575)

Balance, June 30, 2007	198,000	$198	26,860,326	$26,859	$8,094,610	$(8,611,910)	$(490,243)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The results of operations for the six months ended June 30, 2007 are not indicative of the results that may be expected for the full year.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $8,611,910 since its inception, has a working capital deficiency of $490,244 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by issuing equity securities.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		June 30,	December 31,
		2007	2006

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $2,061 (December 31, 2006: $1,556). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$8,862	$8,358

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	40,909	24,527

c)	Loans payable to a company controlled by a director of the Company including accrued interest of $45,530 (December 31, 2006: $38,420 ). The loans are unsecured, bearing interest at 10% per annum, and repayable upon demand. Portions of these loans were formerly convertible loans; the rights to convert to equity having expired.	148,737	141,626

d)

Loans payable to a company controlled by a director of the Company, including accrued interest payable of $9,450 (December 31, 2006: $4,869 ), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $86,366 may be converted into 772,858 units. Conversion of these loans and associated warrants to equity will be at a weighted average price of $0.11 per share. An amount of $60,850 was recognized as the fair value of the beneficial conversion feature of these loans and this amount was included in interest expense during the year ended December 31, 2006.

		95,816	91,236

e)

Loan payable to a company controlled by a director of the Company, including accrued interest of $6,166 (December 31, 2006: $3,496 ), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $49,700 may be converted into 416,248 units. Conversion of this loan and associated warrants to equity will be at a weighted average price of $0.12 per share. An amount of $16,950 was recognized as the fair value of the beneficial conversion feature of these loans and this amount was included in interest expense during the year ended December 31, 2006

		55,866	53,196

		$350,190	$318,943

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6

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

During the period ending June 30, 2007, the Company granted consultants 125,000 stock options with a total fair value of $51,088. As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the period was of $30,654 (2006 - NIL).

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

The weighted average fair value at date of grant of the options granted were as follows:

	2007	2006

Weighted average fair value	$0.41	-
Total options granted	125,000	-
Total fair value of options granted	$51,088	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

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

During the period ended June 30, 2007, the change in share purchase options outstanding are as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at December 31, 2006	1,962,000	$0.23
Granted during the period	125,000	$0.35
Options outstanding at June 30, 2007	2,087,000	$0.24

At June 30, 2007, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,704,000	$0.21	September 5, 2008
120,000	$0.29	February 5, 2009
30,000	$0.53	April 15, 2009
108,000	$0.33	July 8, 2009
125,000	$0.35	January 2, 2012

2,087,000

At June 30, 2007, of the total outstanding share purchase options, 2,012,000 were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants

During the period ended June 30, 2007, the change in share purchase warrants outstanding are as follows:

		Weighted
		Average
	Warrants	Exercise Price

Warrants outstanding at December 31, 2006	96,047	$0.24
Expired during the period	(96,047)	$0.24

Warrants outstanding at June 30, 2007	-	-

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
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will issue 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares will be issued in stages as the dredging contract progresses. These shares were placed in escrow and no value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled. At June 30, 2007, although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant issuance of the shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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

Acquisition of Renaissance Residence Project

By a letter of intent dated June 20, 2007, the Company agreed to purchase 100% of the outstanding shares of a Turkish company (“TurkCo) to be formed and, thereby, acquiring a 100% interest in the Renaissance Residence Project in Antalya, Turkey, as follows:

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

Commitments – (cont’d)

Acquisition of Renaissance Residence Project – (cont’d)

	c)	Compensation of Initial and Second Share Purchase Options:

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

This letter of intent supercedes a previous letter of intent dated January 2, 2007. The letter of intent is subject to the completion of a formal agreement.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

5.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of	Number of	Weighted
	Preferred	Common	Average Price
	Shares	Shares	Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1,500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	708,406	$2.07	1,468,254
2002 Deferred investment cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	684,143	$0.19	131,400
2002 Debt settlement	-	680,886	$0.20	138,006
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	613,000	$0.07	45,000
2004 Consulting fee	-	360,000	$0.40	142,500
2004 Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Communications	-	56,000	$0.50	28,000
2005 Consulting fees	-	1,135,000	$0.29	333,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan conversion	-	635,901	$0.39	250,160
2005 Stock dividend	-	4,120,643	$0.65	2,678,418
2006 Finders fee	-	100,000	$0.40	40,000
2007 Consulting fees	-	700,000	$0.20	140,000

	198,000	19,839,343		$6,478,725

These amounts have been excluded from the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 3 and 4

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28,
					1989(Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Consulting fees	$11,660	$-	$29,150	$-	$64,820
Interest	7,565	5,655	14,866	9,400	79,714
Management fees	46,350	8,010	92,700	10,500	296,687
Office and general	-	-	-	-	26,944
Rent	5,280	5,340	10,560	10,538	100,912

	$70,855	$19,005	$147,276	$30,438	$569,077

At June 30, 2007, accounts payable includes $180,555 (2006: $57,915) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management and consulting fees and expenses incurred on behalf of the Company.

At June 30, 2007 and December 31, 2006, due to related party are comprised of expenses for operating costs paid on behalf of the Company by a company with a director in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

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

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreement, the Company will pay $5,500 per month, plus taxes where applicable, for consulting services.

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

On June 20, 2007 The Company entered into a Letter of Intent (“LOI”) with; Al Habeeb & Al Mokairesh Commercial Brokers LLC (“Habeeb”), G7 Entertainment Ltd. (“G7”), Muzaffer Mithat Ataman (“Ataman”), and certain property owners (the Landowners”), to potentially acquire by option up to a 100% indirect interest in the Renaissance Residence Project (the “Project”) in Antalya, Turkey by purchasing the outstanding shares of a Turkish company (“TurkCo”) that will be incorporated to hold and own 100% of the Project, subject only to certain payments to the landowners. G7 is controlled by a director of the Company. This LOI supercedes a previous letter of intent dated January 2, 2007.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,611,910 since inception and at June 30, 2007 has a working capital deficiency of $490,244. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount and accrued interest into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 and accrued interest into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At June 30, 2007, the Star Lesiure loan principal was $49,700 and had accrued interest of $4,808. The loan principal is convertible into 416,248 units at an average price 0f $0.12. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of June 30, 2007. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. During the period ended December 31, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loans payable in the amount of $65,507. At June 30, 2007, the CMB loan principal was $86,366 and had accrued interest of $7,119. The loan principal is convertible into 772,858 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.11 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

In May 2007 the Company entered into two Consulting Agreements for financial consulting services for a period of 12 months. Pursuant to these agreements, the Company issued 700,000 common shares at a deemed price of $0.20 per share, for a total deemed consideration of $140,000. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

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

Strategic Internet Investments, Incorporated

Date: July 25, 2007	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date: July 25, 2007	/s/ Abbas Salih
Abbas Salih, CFO, Director