Form 10QSB
period 2007-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2007-11-16
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the Quarterly Period ended September 30, 2007

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Small Business Issuer

Delaware	84-1116458
State of incorporation	IRS Employer Identification

Suite 250, 1090 West Georgia Street Vancouver, BC Canada V6E 3V7	604-684-8662
Address of principal executive offices	Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

Common shares outstanding as of October 29, 2007: 26,860,326

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

 September 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Current
Cash	$263	$10,822
Prepaid expenses	92,600	-

	92,863	10,822

Deferred investment costs – Notes 2 and 4	1	1

	$92,864	$10,823

LIABILITIES

Current
Accounts payable – Note 6	$321,163	$137,675
Due to related party – Note 6	15,527	15,527
Loans payable – Note 3	364,145	318,943

	700,835	472,145

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 3, 4, and 6
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
26,860,326 outstanding (2006: 25,960,326 outstanding)	26,859	25,959
Additional paid-in capital	8,104,828	7,874,856
Deficit accumulated during the development stage	(8,739,856)	(8,362,335)

	(607,971)	(461,322)

	$92,864	$10,823

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative
					from February
					28, 1989 (Date
	Three months ended		Nine months ended		of Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Accounting and audit fees	$11,207	$10,363	$37,656	$28,405	$245,274
Amortization	-	-	-	120	3,616
Communications	520	641	1,229	2,858	102,007
Consulting fees – Note 6	42,250	48,342	99,640	161,396	2,533,413
Interest – Notes 3 and 6	7,840	84,386	22,706	93,786	195,719
Investor relations	-	-	-	-	91,385
Legal fees	-	-	-	5,272	160,089
Management fees – Note 6	46,350	15,900	139,050	26,400	343,037
Office and general – Note 6	282	188	1,232	1,014	141,409
Regulatory fees	483	410	2,872	2,551	24,728
Rent – Note 6	5,680	5,340	16,240	15,878	111,975
Transfer agent fees	551	125	1,421	990	43,018
Travel	-	-	445	-	103,923
Non-cash compensation charge
– Note 4	10,218	-	40,872	-	496,607

Loss before the following:	(125,381)	(165,695)	(363,363)	(338,670)	(4,596,200)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(2,565)	38	(14,158)	(8,103)	(26,328)
Gain on settlement of debt	-	-	-	9,769	25,233
Loss on disposal of equipment	-	-	-	(1,481)	(1,481)
Write-down of deferred investment
costs – Note 4	-	-	-	-	(34,209)
Write-down of advances to
related party	-	-	-	-	(606,337)

Net loss for the period	$(127,946)	$(331,352)	$(377,521)	$(338,485)	$(6,100,438)

Basic loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	26,860,326	25,660,326	26,411,608	25,660,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Nine months ended		(Date of Inception) to
	September 30,		September 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(377,521)	$(338,485)	$(6,100,438)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization	-	120	3,616
Beneficial conversion on convertible debt	-	77,800	77,800
Communications	-	-	28,000
Consulting fees	49,600	141,667	2,336,154
Gain on settlement of debt	-	(9,769)	(25,233)
Legal fees	-	-	25,000
Loss on disposal of equipment	-	1,481	1,481
Management fees	-	-	7,000
Non-cash compensation charge	40,872	-	496,607
Termination fees	-	-	792,000
Write-down of advances to related party	-	-	606,337
Write-down of deferred investment costs	-	-	34,209
Changes in non-cash items:		-
Prepaid expenses	(2,200)	-	(2,200)
Accounts payable	183,488	11,753	474,634

Net cash used in operating activities	(105,761)	(115,433)	(1,245,033)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	45,202	115,186	717,611
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	50,000	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	95,202	115,186	1,890,940

Increase (decrease) in cash during the period	(10,559)	(247)	263

Cash, beginning of the period	10,822	581	-

Cash, end of the period	$263	$334	$263

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$17,054

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2007
(Stated in U.S. Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2007
(Stated in U.S. Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2007
(Stated in U.S. Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2007
(Stated in U.S. Dollars)
(Unaudited )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	53,500	-	53,500
Issue of stock for services– at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement – at $0.10	-	-	65,000	650	64,350	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee - at $4.00	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise
of share purchase warrants– at $0.10	-	-	320,000	320	31,680	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise
of share purchase options – at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2007
(Stated in U.S. Dollars)
(Unaudited )

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

SEE ACCOMPANYING NOTES

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2007
(Stated in U.S. Dollars)
(Unaudited )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006	198,000	198	25,960,326	25,959	7,874,856	(8,362,335)	(461,322)
Issue of stock for cash pursuant to a private
placement – at $0.25	-	-	200,000	200	49,800	-	50,000
Issuance of stock for services – at $0.20	-	-	700,000	700	139,300	-	140,000
Non-cash compensation charge	-	-	-	-	40,872	-	40,872
Net loss	-	-	-	-	-	(377,521)	(377,521)

Balance, September 30, 2007	198,000	$198	26,860,326	$26,859	$8,104,828	$(8,739,856)	$(607,971)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The results of operations for the nine months ended September 30, 2007 are not indicative of the results that may be expected for the full year.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $8,739,856 since its inception, has a working capital deficiency of $607,972 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by issuing equity securities.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		September 30,	December 31,
		2007	2006

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $2,329 (December 31, 2006: $1,556). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$9,130	$8,358

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	47,023	24,527

c)	Loans payable to a company controlled by a director of the Company including accrued interest of $49,279 (December 31, 2006: $38,420 ). The loans are unsecured, bearing interest at 10% per annum, and repayable upon demand. Portions of these loans were formerly convertible loans; the rights to convert to equity having expired.	152,486	141,626

d)
Loans payable to a company controlled by a director of the Company, including accrued interest payable of $11,865 (December 31, 2006: $4,869 ), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $86,366 may be converted into 772,858 units. Conversion of these loans and associated warrants to equity will be at a weighted average price of $0.11 per share. An amount of $60,850 was recognized as the fair value of the beneficial conversion feature of these loans and this amount was included in interest expense during the year ended December 31, 2006.
		98,231	91,236

e)
Loan payable to a company controlled by a director of the Company, including accrued interest of $7,575 (December 31, 2006: $3,496 ), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum plus accrued interest into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $49,700 may be converted into 416,248 units. Conversion of this loan and associated warrants to equity will be at a weighted average price of $0.12 per share. An amount of $16,950 was recognized as the fair value of the beneficial conversion feature of these loans and this amount was included in interest expense during the year ended December 31, 2006
		57,275	53,196

		$364,145	$318,943

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

During the period ending September 30, 2007, the Company granted consultants 125,000 stock options with a total fair value of $51,088. As the stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the period was of $40,872 (2006 - NIL).

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

The weighted average fair value at the date of grant of the options was as follows:

	2007	2006

Weighted average fair value	$0.41	-
Total options granted	125,000	-
Total fair value of options granted	$51,088	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	-
Expected volatility	167%	-
Risk-free Interest Rate	4.68%	-
Expected term in years	5	-

The expected volatility is calculated based on the Company’s historical share price and the expected term in years is calculated based on SAB 107.

During the period ended September 30, 2007, the change in share purchase options outstanding are as follows:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Options outstanding at December 31, 2006	1,962,000	$0.23	1.02 years
Granted during the period	125,000	$0.35	4.26 years
Options outstanding at September 30, 2007	2,087,000	$0.24	1.13 years

At September 30, 2007, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,704,000	$0.21	September 5, 2008
120,000	$0.29	February 5, 2009
30,000	$0.53	April 15, 2009
108,000	$0.33	July 8, 2009
125,000	$0.35	January 2, 2012

2,087,000

At September 30, 2007, of the total outstanding share purchase options, 2,037,000 were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

Commitments – (cont’d)

Share Purchase Warrants

During the period ended September 30, 2007, the change in share purchase warrants outstanding are as follows:

		Weighted
		Average
	Warrants	Exercise Price

Warrants outstanding at December 31, 2006	96,047	$0.24
Expired during the period	(96,047)	$0.24

Warrants outstanding at September 30, 2007	-	-

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 and September 30, 2003, June 30, 2004, July 11, 2005, August 9, 2006, and August 31, 2007 the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

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

In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the $100,000 payment. The remaining balance of $65,790 is due on or before August 31, 2008. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 6 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company will issue 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares will be issued in stages as the dredging contract progresses. These shares were placed in escrow and no value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled. At September 30, 2007, although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant re-issuance of the shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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
September 30, 2007
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
September 30, 2007
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
September 30, 2007
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 3 and 4

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Consulting fees	$-	$-	$29,150	$-	$64,820
Interest	7,840	6,586	22,706	15,986	87,554
Management fees	46,350	15,900	139,050	26,400	343,037
Office and general	-	-	-	-	26,944
Rent	5,680	5,340	16,240	15,878	106,592

	$59,870	$27,826	$207,146	$58,264	$628,947

At September 30, 2007, accounts payable includes $233,438 (2006: $57,915) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management and consulting fees and expenses incurred on behalf of the Company.

At September 30, 2007 and December 31, 2006, due to related party are comprised of expenses for operating costs paid on behalf of the Company by a company with a director in common. These amounts are non-interest bearing, unsecured and there are no specific terms for repayment.

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

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreement, the Company will pay $5,500 per month, plus taxes where applicable, for consulting services. This agreement was suspended in May 2007.

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

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. At December 31, 2003 the Company had paid $34,210, with the balance of $65,790 to be paid by August 31, 2008.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,739,856 since inception and at September 30, 2007 has a working capital deficiency of $607,972. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount and accrued interest into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 and accrued interest into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At September 30, 2007, the Star Lesiure loan principal was $49,700 and had accrued interest of $7,575. The loan principal is convertible into 416,248 units at an average price 0f $0.12. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of September 30, 2007. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. During the period ended December 31, 2006; loans, accrued interest, cash advances and accounts payable, were consolidated under this new agreement, resulting in a new convertible loans payable in the amount of $65,507. At September 30, 2007, the CMB loan principal was $86,366 and had accrued interest of $11,865. The loan principal is convertible into 772,858 units. Conversion of this loan and associated warrants to equity will be at a rate of $0.11 per share. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Strategic Internet Investments, Incorporated

Date:	November 14, 2007	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	November 14, 2007	/s/ Abbas Salih
Abbas Salih, CFO, Director