Form 10KSB
period 2007-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2008-04-16
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended December 31, 2007

Commission File No. 033-28188

Strategic Internet Investments, Incorporated
(Name of small business issuer in its charter)

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Suite 250, 1090 West Georgia Street
Vancouver, BC
Canada V6E 3V7

Issuer’s telephone number	604-684-8662

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X ) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ( X ) No ( )

Issuer’s revenues for its most recent fiscal year. Nil

Aggregate market value of the voting common equity held by non-affiliates as of March 31, 2008: $1,707,515

Common shares outstanding as of March 31, 2008: 26,860,326

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

In January 2008 the Company entered into a Letter of Intent to potentially acquire by option up to a 100% indirect interest in the Port Residence Project by purchasing the outstanding shares of a Turkish company. The Port Residence Project is a real estate development project that will be located on a 16.5 hectare parcel of land in Calkaya, near Antalya, Turkey.

(See “Plan of Operation”below)

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

Part II

5.	Market for Common Equity and Related Stockholder Matters

Market information
The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Yahoo Finance (www.yahoo.com), was as follows:

Year	Period	High	Low

2008	First quarter	$0.10	$0.05

2007	First quarter	$0.44	$0.20
	Second quarter	$0.44	$0.17
	Third quarter	$0.29	$0.12
	Fourth quarter	$0.20	$0.07

2006	First quarter	$0.37	$0.15
	Second quarter	$1.03	$0.15
	Third quarter	$0.72	$0.30
	Fourth quarter	$0.52	$0.25

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of common equity
As at December 31, 2007 there were approximately 128 holders of record of the common shares of Strategic.

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	2,087,000	$0.23	1,942,049

Total	2,087,000	$0.23	1,942,049

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At December 31, 2007, the Star Leisure loan principal was $49,700 and had accrued interest of $9,018. The loan principal is convertible into 416,248 units at conversion price of $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of December 31, 2007. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On January 31, 2004, the Company issued 1,137,500 Class A Convertible Preferred Shares(1) at a deemed value of $4.00 per share, as payment for technical planning services to be performed by the Arkan Group for Projects of Dammam, Saudi Arabia. The total value of the technical planning services contract is $4,550,000. These shares were issued in escrow and were to be released over time as work on the Dream Island Project progressed. In December 2004 this contract was terminated, and the escrowed shares were cancelled. For accounting purposes, these shares were not considered issued and outstanding in 2004 as the escrow condition was never met during the year. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

In May 2004, the Company issued 50,000 common shares at a deemed price of $0.30 per share, for a total deemed consideration of $15,000 in settlement of a loan, pursuant to a Debt Settlement Agreement. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

The Company also issued 300,000 common shares in August 2004, at a deemed price of $0.38 per share, for a total deemed consideration of $112,500, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. These shares were held in escrow and were to be released subject to the Company obtaining certain future financial goals, however these goals were never achieved and the shares were subsequently cancelled. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

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

The Company also issued 400,000 common shares in January 2005, at a deemed price of $0.25 per share, for a total deemed consideration of $100,000, pursuant a Promotional and Capital Funding Agreement for financial and investor relation services. Of these shares, 250,000 were held in escrow and were to be released subject to the Company obtaining certain future financial goals, however these goals were never achieved and the shares were subsequently cancelled. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2007, the CMB loan principal was $135,866 and had accrued interest of $14,341. The loan principal is convertible into 1,762,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

In January 2007 The Company has entered into a Letter of Intent (“LOI”) with MEC-Narmont Grup Insaat San. Ve. Tic. Ltd. (“MEC-Narmont”), Al Habeeb & Al Mokairesh Commercial Brokers LLC (“Habeeb”), Mideast Development Company Inc. (“MidDevCo”) and certain property owners (the Landowners”), to potentially acquire by option up to a 100% indirect interest in the Renaissance Residence Project (the “Renaissance Project”) in Antalya, Turkey by purchasing the outstanding shares of a Turkish company (“TurkCo”) that will be incorporated to hold and own 100% of the Renaissance Project, subject only to certain payments to the landowners. MidDevCo is controlled by a director of the Company.

The Renaissance Project is a real estate development project that will be located on an 8.762 hectare parcel of land near the Antalya Airport and Lara Beach in Antalya, Turkey. It will consist of three multi-storey buildings with over 200 residential units. In recent years, the Gulf of Antalya, with a coastal strip of some 200 km with bays and coves of exceptional beauty filled with the crystal clear waters of the Mediterranean, has become one of the most popular tourist resorts in Turkey.

The LOI contemplates that the Company will assist in designing a financing plan for the Renaissance Project and the Company will be granted two options to purchase up to 100% of the outstanding shares of TurkCo. An “Initial Option” will allow the Company to purchase up to thirty 30% of the outstanding shares of TurkCo. Upon full exercise of the Initial Option, the Company shall be entitled to exercise a “Second Option”to purchase the remaining outstanding shares of TurkCo. Compensation to be paid to the shareholders of TurkCo shall, at the choice of the Company, be paid either in cash or by issuing common shares of the Company. Any issuance of common shares of the Company would occur as of the date of the Option exercise notice, under a Restricted Rule 144 Reg. S share issuance.

In June 2007 this LOI was terminated and replaced with a second LOI with the same terms and conditions as the first LOI, except some of the parties to the agreement changed. This second LOI was also terminated; none of the parties provided nor fulfilled any terms of the LOI, and no formal agreement was ever signed.

In January 2008 the Company entered into a Letter of Intent (“LOI”) with certain property owners (“Landowners”), and Al Habeeb & Al Mokairesh Commercial Brokers LLC (“Habeeb”), and G7 Entertainment Ltd. (“G7”) and Muzaffer Ataman (“Ataman”). The Company has the potential to acquire by option up to a 100% indirect interest in the Port Renaissance Project (the “Port Residence Project”) in Calkaya, near Kundu Antalya, Turkey by purchasing the outstanding shares of a Turkish company (“Calkaya TurkCo”) that will be incorporated to hold and own 100% of the Port Residence Project.

The Port Residence Project is a real estate development project located on 16.5 acres of land and when completed will consist of eleven multi-storey buildings with 396 residential units. Construction of three of the buildings, Phase 1, has commenced and is expected to be complete in one year’s time, subject to securing funding.

Under the LOI the Company will be granted two options to purchase up to 100% of the outstanding shares of Calkaya TurkCo. An “initial option”will allow the Company to purchase up to 30% of the outstanding shares of Calkaya TurkCo. Upon full exercise of the initial option, the Company shall be entitled to exercise a “second option”to purchase the remaining outstanding shares of Calkaya TurkCo.

Compensation to be paid to the shareholders of Calkaya TurkCo shall, at the choice of the Company, will be paid either in cash or by issuing common shares of the Company. Any issuance of common shares of the Company would occur as of the date of the Option Exercise Notice, under a Restricted Rule 144 Reg. S share issuance. The shares would be issued at the higher value of either USD $2.00 per share, or the discounted market price of the Company shares, as quoted on the OTC:BB whereby the “Discounted Market Price”is defined by calculating the previous 10 day average closing share price from the exercise date in question, and reducing that price by a 25% discount.

G7 is a related party to the Company. Mr. Abbas Salih, Director and controlling shareholder of the Company, is also the controlling shareholder of G7, owning a 51% interest in G7 and therefore, the contemplated agreement outlined above is a non-arms length transaction.

The LOI is subject to the completion of a formal agreement.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,881,680 since inception and at December 31, 2007 has a working capital deficiency of $721,828. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Developm ent Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006
(Stated in U.S. Dollars)

BDO Dunwoody LLP	#604 –750 West Pender Street
Chartered Accountants	Vancouver, BC, Canada V6C 2T7
Telephone: (604) 689-0188
Fax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Strategic Internet Investments, Incorporated (the “Company”, a Development Stage Company) and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders’deficiency for the year then ended and for the period from the inception of the development stage, February 28, 1989 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from the inception of the development stage, February 28, 1989 to December 31, 2006. Such statements are included in the cumulative inception to December 31, 2007 totals of the statements of operations, cash flows and stockholders' deficiency and reflect a net loss of 91% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from the inception of the development stage, February 28, 1989 to December 31, 2006 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year then ended and for the period from inception of the development stage February 28, 1989 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
March 24, 2008

A PARTNERSHIP OF INCORPORATED	AMISANO HANSON
PROFESSIONALS
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Strategic Internet Investments, Incorporated (A Development Stage Company) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, cash flows and stockholders’deficiency for each of the years ended December 31, 2006 and for the period from inception of the development stage, February 28, 1989 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from inception of the development stage, February 28, 1989 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
April 11, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,	December 31,
	2007	2006

ASSETS

Current
Cash	$65	$10,822
Prepaid expenses –Note 5	55,400	-

	55,465	10,822

Deferred investment costs –Notes 3 and 5	1	1

	$55,466	$10,823

LIABILITIES

Current
Accounts payable –Note 7	$383,551	$153,202
Loans payable –Note 4	393,742	318,943

	777,293	472,145

STOCKHOLDERS’DEFICIENCY

Capital Stock –Notes 4, 5, 7 and 11
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
26,860,326 outstanding (2006: 25,960,326 outstanding)	26,860	25,960
Additional paid-in capital	8,132,795	7,874,855
Deficit accumulated during the development stage	(8,881,680)	(8,362,335)

	(721,827)	(461,322)

	$55,466	$10,823

Nature of Operations and Ability to Continue as a Going Concern –Note 1
Commitments –Notes 4, 5, 7, and 11
Subsequent Events –Notes 5 and 11

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Years ended December 31,		December 31,
	2007	2006	2007

General and Administrative Expenses
Accounting and audit fees	$35,230	$40,271	$242,848
Amortization	-	120	3,616
Communications	1,674	4,638	102,452
Consulting fees –Note 7	142,320	168,901	2,576,093
Interest –Notes 4 and 7	70,345	101,048	243,358
Investor relations	-	-	91,385
Legal fees	-	10,522	160,089
Management fees –Note 7	185,400	50,615	389,387
Office and general –Note 7	1,255	2,048	141,432
Regulatory fees	3,447	3,176	25,303
Rent –Note 7	22,120	21,158	117,855
Transfer agent fees	1,796	3,615	43,393
Travel	6,553	-	110,031
Loss on disposal of equipment	-	1,481	1,481
Non-cash compensation charges –Note 5	29,240	-	484,975
Write-down of advances to
related party	-	-	606,337

Operating loss	(499,380)	(407,593)	(5,340,035)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Loss on foreign exchange	(19,965)	(3,831)	(32,135)
Gain on settlement of debt	-	9,769	25,233
Write-down of deferred investment
costs –Note 5	-	-	(34,209)

Net loss for the period	$(519,345)	$(401,655)	$(6,242,262)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding	26,524,710	25,727,723

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative from
			February 28, 1989
			(Date of Inception) to
	Years ended December 31,		December 31,
	2007	2006	2007
Operating Activities
Net loss for the period	$(519,345)	$(401,655)	$(6,242,262)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	-	120	3,616
Beneficial conversion feature on convertible debt	39,600	77,800	117,400
Communications	-	-	28,000
Consulting fees	84,600	141,667	2,371,154
Gain on settlement of debt	-	(9,769)	(25,233)
Interest accrued on loans	22,912	22,617	79,087
Legal fees	-	-	25,000
Loss on disposal of equipment	-	1,481	1,481
Management fees	-	-	7,000
Non-cash compensation charge	29,240	-	484,975
Termination fees	-	-	792,000
Write-down of deferred investment costs	-	-	34,209
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accounts payable	230,349	(5,811)	521,495

Net cash used in operating activities	(112,644)	(173,550)	(1,195,741)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	51,887	106,791	668,121
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	50,000	80,000	1,162,631
Payment of offering costs	-	(3,000)	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	101,887	183,791	1,841,450

Increase (decrease) in cash during the period	(10,757)	10,241	65

Cash, beginning of the period	10,822	581	0

Cash, end of the period	$65	$10,822	$65

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$17,054

Non-cash Transactions –Note 6

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2007
(Stated in U.S. Dollars)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-In	Development
		Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, February 28, 1989		-	$-	-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989	–at $0.30	-	-	33,347	33	9,967	-	10,000

Balance December 31, 1989		-	-	33,347	33	9,967	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270		-	-	33,348	33	72,697	-	72,730
Net loss		-	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990		-	-	66,695	66	82,664	(84,159)	(1,429)
Net loss		-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991		-	-	66,695	66	82,664	(85,575)	(4,845)
Net loss		-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992		-	-	66,695	66	82,664	(90,288)	(7,558)
Net loss		-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993		-	-	66,695	66	82,664	(91,902)	(9,172)
Net loss		-	-	-	-	-	(1,863)	(1,863)

Balance December 31, 1994		-	-	66,695	66	82,664	(93,765)	(11,035)
Issuance of stock for services
rendered	–at $0.03	-	-	50,000	50	1,450	-	1,500
Contributed capital		-	-	-	-	24,842	-	24,842
Net loss		-	-	-	-	-	(16,735)	(16,735)

… Cont’d

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2007
(Stated in U.S. Dollars)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Par Value	Shares	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1995	-	-	116,695	116	108,956	(110,500)	(1,428)
Net loss	-	-	-	-	-	(9,068)	(9,068)

Balance December 31, 1996	-	-	116,695	116	108,956	(119,568)	(10,496)
Issuance of stock for cash - $0.011	-	-	2,000,000	2,000	19,300	-	21,300
Contributed capital	-	-	-	-	600	-	600
Net loss	-	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	-	-	2,116,695	2,116	128,856	(141,829)	(10,857)
Issuance of stock services
- at $0.001	-	-	7,000,000	7,000	-	-	7,000
- at $0.01	-	-	620,000	620	5,580	-	6,200
Net loss	-	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	-	-	9,736,695	9,736	134,436	(194,137)	(49,965)
Net loss	-	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	-	-	9,736,695	9,736	134,436	(230,132)	(85,960)
Issuance of stock for cash
pursuant to a private placement
–at $0.30	-	-	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders fee	-	-	50,000	50	(50)	-	-
Net loss	-	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	-	78,707	-	78,707

… Cont’d

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2007
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

… Cont’d

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2007
(Stated in U.S. Dollars)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-In	Development
		Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002		-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	-	-	53,500	-	53,500
Issue of stock for services	–at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement
	–at $0.10	-	-	650,000	650	64,350	-	65,000
Net loss		-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee	- at $4.00	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003		198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge		-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of
share purchase warrants	–at $0.10	-	-	320,000	320	31,680	-	32,000
	–at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of
share purchase options	–at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt	–at $0.05	-	-	563,000	563	29,437	-	30,000
	–at $0.06	-	-	825,364	825	47,712	-	48,537
	–at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services	–at $2.00	-	-	10,000	10	19,990	-	20,000
	–at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs	–at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss		-	-	-	-	-	(517,324)	(517,324)

… Cont’d

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2007
(Stated in U.S. Dollars)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-In	Development
		Shares ue	Par Val	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004		198,000	$198	18,972,675	$18,971	$4,348,913	$(4,803,992)	$(435,910)
Non-cash compensation charge		-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of
share purchase warrants	–at $0.07	-	-	75,820	76	5,232	-	5,308
	–at $0.10	-	-	357,760	358	35,417	-	35,775
	–at $0.11	-	-	299,724	300	31,270	-	31,570
	–at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt	–at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services	–at $0.25	-	-	950,000	950	236,550	-	237,500
	–at $0.36	-	-	100,000	100	35,900	-	36,000
	–at $0.50	-	-	121,000	121	60,379	-	60,500
	–at $0.54	-	-	20,000	20	10,680	-	10,700
	–at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend	–at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss		-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005		198,000	98	25,660,326	25,660	7,720,355	(7,960,680)	(214,467)

Issue of stock for cash pursuant to a private placement
	–at $0.40	-	-	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee	–at $0.40	-	-	100,000	100	39,900	-	40,000
Share issue costs		-	-	-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt		-	-	-	-	77,800	-	77,800
Net loss		-	-	-	-	-	(401,655)	(401,655)

… Cont’d

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to December 31, 2007
(Stated in U.S. Dollars)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-In	Development
		Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		198,000	198	25,960,326	25,960	7,874,855	(8,362,335)	(461,322)
Issue of stock for cash pursuant to a private placement
	–at $0.25	-	-	200,000	200	49,800	-	50,000
Issuance of stock for services	–at $0.20	-	-	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	-	-	39,600	-	39,600
Net loss		-	-	-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		198,000	$198	26,860,326	$26,860	$8,132,795	$(8,881,680)	$(721,827)

SEE ACCOMPANYING NOTES AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $8,881,680 since its inception, has a working capital deficiency of $721,828 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2008, by issuing equity securities.

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

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies –(cont’d)

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

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share” Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. Diluted loss per share has not been provided as it would be antidultive.

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with SFAS No. 52, “Foreign Currency Translation” At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Any exchange gains or losses are included in the Statements of Operations.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies –(cont’d)

Financial Instruments

The carrying value of cash, accounts payable, due to related parties and loans payable approximates fair value because of the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company accounts for stock-based compensation using SFAS 123R which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option valuation models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options.

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2007 and 2006, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” For the convertible debt securities outstanding as at December 31, 2007 and 2006, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008 unless partially or fully deferred by the FASB. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies –(cont’d)

Recently Issued Accounting Pronouncements –(cont’d)

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies” This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. This FSP did not have a material impact on the Company’s financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”(“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

3.	Deferred Investment Costs –Note 5

Deferred investment costs consist of consultants’fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write-down to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

4.	Loans Payable

			December 31,	December 31,
			2007	2006

	a)	Loan payable to a company controlled by a director of the Company including accrued interest of $2,605 (December 31, 2006: $1,556). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$9,407	$8,358

	b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	19,217	24,527

	c)	Loans payable to a company controlled by a director of the Company including accrued interest of $53,123 (December 31, 2006: $38,420). The loans are unsecured, bearing interest at 10% per annum, and repayable upon demand.	156,329	141,626

	d)
Loans payable to a company controlled by a director of the Company, including accrued interest payable of $14,341 (December 31, 2006: $4,869), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $135,730 may be converted into 1,762,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the year ended December 31, 2007 an amount of $39,600 (December 31, 2006: $60,850) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense.
			150,071	91,236

	e)
Loan payable to a company controlled by a director of the Company, including accrued interest of $9,018 (December 31, 2006: $3,496), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $49,700 may be converted into 416,248 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn at $0.12. During the year ended December 31, 2007 an amount of $NIL (December 31, 2006: $16,950) was recognized as the intrinsic value of the beneficial conversion feature of the loan and this amount was included in interest expense.
			58,718	53,196

			$393,742	$318,943

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

5.	Capital Stock –Notes 4, 6, and 11

Capital Stock

During the year ended December 31, 2007, the Company completed a private placement of 200,000 common shares at $0.25 per share for total proceeds of $50,000.

On May 24, 2007, the Company issued a total of 700,000 shares to two consulting firms for investor relations consulting services to be provided over a twelve month period, valued at $140,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. At December 31, 2007, $55,400 is recorded as prepaid.

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

During the year ending December 31, 2007, the Company granted consultants 125,000 stock options with a total fair value of $29,240. As the 125,000 stock options have a graded vesting schedule, the total non-cash compensation cost recognized during the year was $29,240 (2006 - NIL). In accordance with EITF-96-18, the options issued to consultants have been re-measured at each balance sheet date until they are fully vested.

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

The weighted average fair value at the date of grant of the options was as follows:

	2007	2006

Weighted average fair value	$0.41	-
Total options granted	125,000	-
Total fair value of options granted	$51,090	-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

5.	Capital Stock –Notes 4, 6, and 11 –(cont’d)

Commitments –(cont’d)

Stock-based Compensation –(cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	-
Expected volatility	167%	-
Risk-free Interest Rate	4.68%	-
Expected term in years	5	-

The expected volatility is calculated based on the Company’s historical share price.

During the previous two years ended December 31, 2007, the change in share purchase options outstanding are as follows:

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual
	Shares	Price	Life
Options outstanding at December 31, 2005	2,010,000	$0.22	2.76 years
Forfeited during the year	(48,000)	$0.21	1.68 Years
Options outstanding at December 31, 2006	1,962,000	$0.23	1.76 years
Granted during the year	125,000	$0.35	4.00 years
Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years

At December 31, 2007, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,704,000	$ 0.21	September 5, 2008
120,000	$ 0.29	February 5, 2009
30,000	$ 0.53	April 15, 2009
108,000	$ 0.33	July 8, 2009
125,000	$ 0.35	January 2, 2012
2,087,000

At December 31, 2007, of the total outstanding share purchase options, 2,062,000 (2006: 1,962,000) were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

5.	Capital Stock –Notes 4, 6, and 11 –(cont’d)

Commitments –(cont’d)

Stock-based Compensation –(cont’d)

The unvested options will only vest and be exercisable at a future date as follows:

Options	Vesting Date
25,000	January 2, 2008

Share Purchase Warrants

During the previous two years ended December 31, 2007, the changes in share purchase warrants outstanding are as follows:

		Weighted
		Average
	Warrants	Exercise Price

Warrants outstanding at December 31, 2005	540,237	$0.41
Expired during the year	(444,190)	$0.45

Warrants outstanding at December 31, 2006	96,047	$0.24
Expired during the year	(96,047)	$0.24

Warrants outstanding at December 31, 2007	-	-

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

5.	Capital Stock –Notes 4, 6, and 11 –(cont’d)

Commitments –(cont’d)

Acquisition of Gulf Star World Development W.L.L. –(cont’d)

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued into escrow 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares will be released from escrow in stages as the dredging contract progresses. No value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled. At December 31, 2006, although work has commenced on the Dream Island Project, there has not yet been sufficient progress to warrant issuance of the shares. An agent’s fee of 0.5% of the value of the shares released will be payable.

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

Acquisition of Renaissance Residence Project

A letter of intent dated June 20, 2007, in which the Company agreed to purchase 100% of the shares of a Turkish company, thereby, acquiring a 100% interest in the Renaissance Residence Project in Antalya, Turkey expired.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

6.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of	Number of	Weighted
		Preferred	Common Shares	Average Price
		Shares		Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$ 1,500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	1,135,000	$0.29	333,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160
2005	Stock dividend	-	4,120,643	$0.65	2,678,418
2006	Finders’fee	-	100,000	$0.40	40,000
2007	Consulting fees	-	700,000	$0.20	140,000

		198,000	19,839,343		$6,478,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

7.	Related Party Transactions –Notes 4 and 5

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2007	2006	2007

Consulting fees	$29,150	$-	$64,820
Interest	30,745	22,890	95,593
Management fees	185,400	50,615	389,387
Office and general	-	-	26,944
Rent	22,120	21,158	112,472

	$267,415	$94,663	$689,216

At December 31, 2007, accounts payable includes $288,276 (2006: $57,915) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2007, accounts payable also includes $15,527 (2006: $15,527) expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management services. These agreements are for a 24-month period expiring on December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreement, the Company will pay $5,500 per month, plus taxes where applicable, for consulting services. This agreement was suspended in May 2007.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

8.	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	December 31,
	2007	2006

Net tax operating loss carryforward	$2,580,000	$2,637,000
Net tax capital loss carryforward	-	103,000

Gross deferred tax assets	2,580,000	2,740,000
Valuation allowance for deferred tax asset	(2,580,000)	(2,740,000)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At December 31, 2007, the Company has accumulated non-capital losses of approximately $7,372,000 which may be carried forward to reduce taxation income in future years. The non-capital losses expire as follows:

Year	Amount

2010	$15,000
2011	3,000
2012	3,000
2013	1,000
2014	2,000
2015	17,000
2016	9,000
2017	22,000
2018	68,000
2019	36,000
2020	258,000
2021	1,553,000
2022	214,000
2023	969,000
2024	352,000
2025	3,091,000
2026	328,000
2027	431,000

$7,372,000

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

8.	Deferred Tax Assets –(cont’d)

The potential benefits of the losses have not been recorded in the financial statements. As at December 31, 2007 the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

9.	Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to the loss before income taxes as follows:

	December 31,
	2007	2006

Loss for the year	$519,345	$401,655

Statutory income tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(182,000)	$(141,000)
Increase in income taxes resulting from:
Beneficial Conversion feature on convertible debt	14,000	27,000
Stock based compensation	10,000	-
Change in valuation allowance	158,000	114,000

Income tax expenses	$-	$-

10.	Comparative Figures

Certain comparative figures for the year ended December 31, 2006, have been reclassified to conform to the financial statement presentation adopted for the year ended December 31, 2007.

11.	Subsequent Events –Note 5

Subsequent to the year ended December 31, 2007 the Company;

entered into a letter of intent dated January 7, 2008, to purchase 100% of the outstanding shares of a Turkish company (“TurkCo) to be formed and, thereby, acquiring a 100% interest in the Port Residence Project, a real estate development project, in Calkaya, Turkey, as follows:

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in U.S. Dollars)

11.	Subsequent Events –Note 5 –(cont’d)

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

The Company shall have the option to pay the full exercise price of the Share Purchase Options either in cash, or by issuing common shares of the Company at the higher value of either, $2.00 per share or the discounted market price of the Company’s share, as quoted on the OTC:BB Stock Exchange where the “Discounted Market Price”is defined by calculating the average previous 10 day closing price of the Company shares as of the Exercise Date in question and reducing that price by 25%.

The letter of intent is subject to the completion of a formal agreement.

8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Resignation of Independent Accountant.

On January 21, 2008, Amisano Hanson. Chartered Accountant resigned as our independent accountant. Amisano Hanson recently entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson will merge its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

The report of Amisano Hanson regarding our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended December 31, 2006 and 2005 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended December 31, 2006 and 2005 and during the period from the end of the most recently completed fiscal year through January 21, 2008, the date of resignation, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano Hanson would have caused it to make reference to such disagreements in its reports.

We provided Amisano Hanson with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission and requested that Amisano Hanson furnish our company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated February 19, 2008, was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.

(b) Engagement of Independent Accountant.

Concurrent with the resignation of Amisano Hanson, we engaged BDO Dunwoody, as our independent accountant. Prior to engaging BDO Dunwoody, we did not consult with BDO Dunwoody regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by BDO Dunwoody on our financial statements, and BDO Dunwoody did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of BDO Dunwoody was approved by our board of directors.

8A. Controls and procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures that are designed to ensure that information which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. As required under the Exchange Act, as of the end of the period covered by this report, being December 31, 2007, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be reported is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

In connection with our evaluation of our internal controls during the period ended December 31, 2007, our Certifying Officers have not identified any material deficiencies or weaknesses or other factors that have materially affected or are reasonably likely to materially affect these controls, and therefore, we have not made any changes to these controls.

8B.	Other Information
None.

Part III

9.	Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Name and		Business experience
position	Term	during past 5 years	Other directorships

Ralph Shearing	March 7, 2001	Director and officer of both the	Soho Resources Corp., a
President, CEO,	to	Company, and two natural	reporting issuer in Canada.
Director	Present	resource exploration companies.

Abbas Salih	March 7, 2001	Director and officer of the	None
Chairman,	to	Company.
Secretary, CFO,	Present
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

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent (10%) of Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company by each reporting person. Based solely upon a review of Forms 3 and 4 (and amendments thereto) and Forms 5 (and amendments thereto) and the written representations of the reporting persons, it is the Company's belief and understanding that all such persons have fully complied with the applicable filing requirements under the Act during the fiscal year ended December 31, 2007.

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

During the fiscal year ended December 31, 2007, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown below (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company currently has no pension plan, health plan, income profit sharing or other similar plan. There are no compensatory plans or arrangements, with respect to any former or present executive officer of the Company which result or will result from the resignation, retirement or other termination of such officer's employment with the Company or from a change of control of the Company or a change in the officer's responsibilities following a change in control.

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

Summary compensation table

		Annual Compensation	Long Term Compensation
Name	Year	Other annual compensation	Securities underlying options

Ralph Shearing
CEO, Director	2007	$95,400	-
	2006	$21,200	-
	2005	-	-

Abbas Salih
CFO, Director	2007	$90,000	-
	2006	$29,415	-
	2005	$40,440	-

Aggregated fiscal year end option values

Number of securities underlying
	unexercised options at fiscal year	Value of unexercised in-the-money
	end	options fiscal year end exercisable /
Name	exercisable / unexercisable	unexercisable

Ralph Shearing
CEO, Director	720,000 / nil share options	nil / nil

Abbas Salih
CFO, Director	720,000 / nil share options	nil / nil

11.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership	of class

Common stock	Cede & Co.	8,548,765 (direct)	32%
	New York, N.Y., U.S.A.

Security ownership of management

		Amount and nature of	Percentage
Title of class	Name of beneficial owners	beneficial ownership

Common stock	Ralph Shearing	Nil (indirect) (1)	14%
	Vancouver, BC, Canada

Common stock	Abbas Salih	9,785,172 (indirect) (2)	40%
	Vancouver, BC, Canada

(1)

The beneficial owner has the right to acquire 720,000 shares through the exercise of stock options and 1,762,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

(2)

The beneficial owner also has the right to acquire a further 720,000 shares through the exercise of stock options and 416,248 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

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

13.	Exhibits

Table of Exhibit
Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications	Exhibit 31.1
601-(32)	Section 1350 Certifications	Exhibit 32.1
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications	Exhibit 31.2
601-(32)	Section 1350 Certifications	Exhibit 32.2

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

14.	Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended December 31, 2007 and 2006, the Company incurred approximately $15,500 and $13,800 respectively in fees to Amisano Hanson (prior to its merge with BDO Dunwoody LLP), Chartered Accountants, for professional services rendered in connection with the audit of the Company's financial statements and approximately $13,770 (2006: $17,275) for review of the Company's quarterly financial statements.

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

Strategic Internet Investments, Incorporated

Date:	March 31, 2008	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	March 31, 2008	/s/ Abbas Salih
Abbas Salih, CFO, Director