Form 10-Q
period 2008-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2008-05-13
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Registrant name)

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a smaller reporting company (as defined in Rule 12b-2
of the Exchange Act). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]    No [   ]

Common shares outstanding as of April 30, 2008: 26,860,326

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

March 31, 2008

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Current
Cash	$17,163	$65
Prepaid expenses – Note 4	20,400	55,400

	37,563	55,465

Deferred investment costs – Notes 2 and 4	1	1

	$37,564	$55,466

LIABILITIES

Current
Accounts payable – Note 6	$410,221	$383,551
Loans payable – Note 3	422,509	393,742

	832,730	777,293

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 3, 4, and 6
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
26,860,326 outstanding (2007: 26,860,326 outstanding)	26,860	26,860
Additional paid-in capital	8,132,795	8,132,795
Deficit accumulated during the development stage	(8,955,019)	(8,881,680)

	(795,166)	(721,827)

	$37,564	$55,466

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

General and Administrative Expenses
Accounting and audit fees	$5,820	$13,621	$248,668
Amortization	-	-	3,616
Communications	878	408	103,330
Consulting fees – Note 6	35,000	24,441	2,611,093
Interest – Notes 3 and 6	9,388	7,301	252,746
Investor relations	-	-	91,385
Legal fees	-	-	160,089
Management fees – Note 6	46,125	46,350	435,512
Office and general – Note 6	87	432	141,519
Regulatory fees	134	1,031	25,437
Rent – Note 6	6,000	5,280	123,855
Transfer agent fees (recovery)	(1,475)	620	41,918
Travel	-	-	110,031
Loss on disposal of equipment	-	-	1,481
Non-cash compensation charges – Note 4	-	20,436	484,975
Write-down of advances to
related party	-	-	606,337

Operating loss	(101,957)	(119,920)	(5,441,992)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (loss) on foreign exchange	2,672	(955)	(29,463)
Gain on write-down of debt	25,946	-	51,179
Write-down of deferred investment
costs – Note 4	-	-	(34,209)

Net loss and comprehensive loss for the period	$(73,339)	$(120,875)	$(6,315,601)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,860,326	25,960,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Three months ended		(Date of Inception) to
	March 31,		March 31,
	2008	2007	2008
Operating Activities
Net loss for the period	$(73,339)	$(120,875)	$(6,315,601)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	117,400
Communications	-	-	28,000
Consulting fees	35,000	-	2,406,154
Gain on write-down of debt	(25,946)	-	(51,179)
Interest accrued on loans	9,388	7,301	88,475
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Non-cash compensation charge	-	20,436	484,975
Termination fees	-	-	792,000
Write-down of deferred investment costs	-	-	606,337
Write-down of advances to related party	-	-	34,209
Changes in non-cash items:
Prepaid expenses	-	(880)	-
Accounts payable	52,616	83,667	574,111

Net cash used in operating activities	(2,281)	(10,351)	(1,198,022)

Investing Activities
Organization costs	-	-	-
Acquisition of capital assets	-	-	-
Deferred investment costs	-	-	-
Advances to related party	-	-	-

Net cash used in investing activities	-	-	-

Financing Activities
Loans payable	19,379	5,413	687,500
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	19,379	5,413	1,860,829

Increase (decrease) in cash during the period	17,098	(4,938)	17,163

Cash, beginning of the period	65	10,822	-

Cash, end of the period	$17,163	$5,884	$17,163

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$17,054

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2008
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
For the period from February 28, 1989 (Date of Inception) to March 31, 2008
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
For the period from February 28, 1989 (Date of Inception) to March 31, 2008
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2008
(Stated in U.S. Dollars)
(Unaudited )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002	-	-	15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	-	-	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement
– at $0.10	-	-	650,000	650	64,350	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)
Issued for termination fee - at $4.00	198,000	198	-	-	791,802	-	792,000

Balance, December 31, 2003	198,000	198	17,305,596	17,304	3,902,657	(4,286,668)	(366,509)
Non-cash compensation charge	-	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of
share purchase warrants – at $0.10	-	-	320,000	320	31,680	-	32,000
– at $0.05	-	-	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of
share purchase options – at $0.25	-	-	205,000	205	51,045	-	51,250
Issue of stock for debt – at $0.05	-	-	563,000	563	29,437	-	30,000
– at $0.06	-	-	825,364	825	47,712	-	48,537
– at $0.30	-	-	50,000	50	14,950	-	15,000
Issuance of stock for services – at $2.00	-	-	10,000	10	19,990	-	20,000
– at $0.35	-	-	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs – at $0.05			(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2008
(Stated in U.S. Dollars)
(Unaudited )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004	198,000	198	18,972,675	18,971	4,348,913	(4,803,992)	(435,910)
Non-cash compensation charge	-	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of
share purchase warrants – at $0.07	-	-	75,820	76	5,232	-	5,308
– at $0.10	-	-	357,760	358	35,417	-	35,775
– at $0.11	-	-	299,724	300	31,270	-	31,570
– at $0.21	-	-	16,803	17	3,483	-	3,500
Issue of stock for debt – at $0.39	-	-	635,901	636	249,524	-	250,160
Issuance of stock for services – at $0.25	-	-	950,000	950	236,550	-	237,500
– at $0.36	-	-	100,000	100	35,900	-	36,000
– at $0.50	-	-	121,000	121	60,379	-	60,500
– at $0.54	-	-	20,000	20	10,680	-	10,700
– at $0.84	-	-	50,000	50	41,950	-	42,000
Issuance of stock dividend – at $0.65	-	-	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	198,000	198	25,660,326	25,660	7,720,355	(7,960,680)	(214,467)

Issue of stock for cash pursuant to a private placement
– at $0.40	-	-	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee – at $0.40	-	-	100,000	100	39,900	-	40,000
Share issue costs	-	-	-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt	-	-	-	-	77,800	-	77,800
Net loss	-	-	-	-	-	(401,655)	(401,655)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to March 31, 2008
(Stated in U.S. Dollars)
(Unaudited )

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006	198,000	198	25,960,326	25,960	7,874,855	(8,362,335)	(461,322)
Issue of stock for cash pursuant to a private placement
– at $0.25	-	-	200,000	200	49,800	-	50,000
Issuance of stock for services – at $0.20	-	-	700,000	700	139,300	-	140,000
Non-cash compensation charge	-	-	-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt	-	-	-	-	39,600	-	39,600
Net loss	-	-	-	-	-	(519,345)	(519,345)

Balance, December 31, 2007	198,000	198	26,860,326	26,860	8,132,795	(8,881,680)	(721,827)
Net loss	-	-	-	-	-	(73,339)	(73,339)

Balance, March 31, 2008	198,000	$198	26,860,326	$26,860	$8,132,795	$(8,955,019)	$(795,166)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

Strategic Internet Investments, Incorporated (the “Company”) is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $8,955,019 since its inception, has a working capital deficiency of $795,167 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2008, by issuing equity securities.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2007, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full year.

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

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable – Note 7

		March 31,	December 31,
		2008	2007

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $2,887 (December 31, 2007: $2,605). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$9,688	$9,407

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	38,596	19,217

c)	Loans payable to a company controlled by a director of the Company including accrued interest of $57,020 (December 31, 2007: $53,123). The loans are unsecured, bearing interest at 10% per annum, and repayable upon demand.	160,227	156,329

d)

Loans payable to a company controlled by a director of the Company, including accrued interest payable of $18,086 (December 31, 2007: $14,341), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $135,730 may be converted into 1,762,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the year ended December 31, 2007 an amount of $39,600 (December 31, 2006: $60,850) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense.

		153,816	150,071

e)

Loan payable to a company controlled by a director of the Company, including accrued interest of $10,482 (December 31, 2007: $9,018), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $49,700 may be converted into 416,248 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn at $0.12. During the year ended December 31, 2007 an amount of $NIL (December 31, 2006: $16,950) was recognized as the intrinsic value of the beneficial conversion feature of the loan and this amount was included in interest expense.

		60,182	58,718

		$422,509	$393,742

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5

Capital Stock

On May 24, 2007, the Company issued a total of 700,000 shares to two consulting firms for investor relations consulting services to be provided over a twelve month period, valued at $140,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. At March 31, 2008, $20,400 is recorded as prepaid.

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

During the period ending March 31, 2008 the Company did not grant any options.

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

The weighted average fair value at the date of grant of the options was as follows:

	2008	2007

Weighted average fair value	-	$0.23
Total options granted	-	125,000
Total fair value of options granted	-	$29,240

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2008	2007

Expected dividend yield	-	0.0%
Expected volatility	-	167%
Risk-free Interest Rate	-	4.68%
Expected term in years	-	5

The expected volatility is calculated based on the Company’s historical share price.

During the period ended March 31, 2008, the change in share purchase options outstanding are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Options outstanding at December 31, 2006	1,962,000	$0.23	1.76 years	$392,400

Granted during the year	125,000	$0.35	4.00 years

Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years	$-

Forfeited during the period	(120,000)	$0.29	0.85 years

Options outstanding at March 31, 2008	1,967,000	$0.23	0.70 years	$-

At March 31, 2008, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,704,000	$0.21	September 5, 2008
30,000	$0.53	April 15, 2009
108,000	$0.33	July 8, 2009
125,000	$0.35	January 2, 2012

1,967,000

At March 31, 2008 all of the total outstanding share purchase options were exercisable.

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5 – (cont’d)

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

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued into escrow 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares will be released from escrow in stages as the dredging contract progresses. No value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled as, although work had commenced on the Dream Island Project, there has not yet been sufficient progress to warrant issuance of the shares.

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

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5 – (cont’d)

Commitments – (cont’d)

Acquisition of Port Residence Project

The Company entered into a letter of intent dated January 7, 2008, to purchase 100% of the outstanding shares of a Turkish company (“TurkCo) to be formed and, thereby, acquiring a 100% interest in the Port Residence Project, a real estate development project, in Calkaya, Turkey, as follows:

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
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

5.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of	Number of	Weighted
		Preferred	Common Shares	Average Price
		Shares		Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$ 1,500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	1,135,000	$0.29	333,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160
2005	Stock dividend	-	4,120,643	$0.65	2,678,418
2006	Finders’ fee	-	100,000	$0.40	40,000
2007	Consulting fees	-	700,000	$0.20	140,000

		198,000	19,839,343		$ 6,478,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC  INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 3, 4, and 8

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

Consulting fees	$-	$17,490	$64,820
Interest	9,388	7,301	104,981
Management fees	46,125	46,350	435,512
Office and general	-	-	26,944
Rent	6,000	5,280	118,472

	$61,513	$76,421	$750,729

At March 31, 2008, accounts payable includes $338,810 (December 31, 2007: $288,276) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At March 31, 2008, accounts payable also includes $15,527 (December 31, 2007: $15,527) expenses for operating costs paid on behalf of the Company by companies with directors in common.

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

7.	Comparative Figures

Certain comparative figures for the period ended March 31, 2007, have been reclassified to conform to the financial statement presentation adopted for the period ended March 31, 2008.

8.	Subsequent Events

Subsequent to March 31, 2008, the Company received loan proceeds of $16,950 and $5,358 (Cdn$5,500) from companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured.

Plan of Operation

The Company is currently devoting its efforts to developing The Dream Island Resort project in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain.

In addition the Company entered into a Letter of Intent to potentially acquire by option up to a 100% indirect interest in the Port Residence Project is a real estate development project by purchasing the outstanding shares of a Turkish company. The Renaissance Residence Project is a real estate development project that will be located on an 16.5 acre parcel of land near Antalya, Turkey.

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

In January 2008 the Company entered into a Letter of Intent (“LOI”) with certain property owners (“Landowners”), and Al Habeeb & Al Mokairesh Commercial Brokers LLC (“Habeeb”), and G7 Entertainment Ltd. (“G7”) and Muzaffer Ataman (“Ataman”). The Company has the potential to acquire by option up to a 100% indirect interest in the Port Residence Project (the “Port Residence Project”) in Calkaya, near Kundu Antalya, Turkey by purchasing the outstanding shares of a Turkish company (“Calkaya TurkCo”) that will be incorporated to hold and own 100% of the Port Residence Project.

The Port Residence Project is a real estate development project located on 16.5 acres of land and when completed will consist of eleven multi-storey buildings with 396 residential units. Construction of three of the buildings, Phase 1, has commenced and is expected to be complete in one year’s time, subject to securing funding.

Under the LOI the Company will be granted two options to purchase up to 100% of the outstanding shares of Calkaya TurkCo. An “initial option” will allow the Company to purchase up to 30% of the outstanding shares of Calkaya TurkCo. Upon full exercise of the initial option, the Company shall be entitled to exercise a “second option” to purchase the remaining outstanding shares of Calkaya TurkCo.

Compensation to be paid to the shareholders of Calkaya TurkCo shall, at the choice of the Company, will be paid either in cash or by issuing common shares of the Company. Any issuance of common shares of the Company would occur as of the date of the Option Exercise Notice, under a Restricted Rule 144 Reg. S share issuance. The shares would be issued at the higher value of either USD $2.00 per share, or the discounted market price of the Company shares, as quoted on the OTC:BB whereby the “Discounted Market Price” is defined by calculating the previous 10 day average closing share price from the exercise date in question, and reducing that price by a 25% discount.

G7 is a related party to the Company. Mr. Abbas Salih, Director and controlling shareholder of the Company, is also the controlling shareholder of G7, owning a 51% interest in G7 and therefore, the contemplated agreement outlined above is a non-arms length transaction.

The LOI is subject to the completion of a formal agreement.

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $8,955,019 since inception and at March 31, 2008 has a working capital deficiency of $795,167. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

The Company's plan during the next quarter and for the balance of 2008 is to maintain the size and staffing of its Vancouver, British Columbia head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members the full-time and temporary staff and consultants. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

Off-balance sheet arrangements
As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no market risk sensitive instruments.

4.	Controls and Procedures

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

PART II – OTHER INFORMATION

1.	Legal Proceedings

– None

2.	Unregistered Sales of Equity Securities

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

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non- transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the year ended December 31, 2005, Icon converted $227,140 of the loan plus accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the period ended September 30, 2005, Icon also exercised warrants to purchase a further 420,107 shares for cash proceeds of $43,153. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At March 31, 2008, the Star Leisure loan principal was $49,700 and had accrued interest of $10,482. The loan principal is convertible into 416,248 units at conversion price of $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of March 31, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At March 31, 2008, the CMB loan principal was $135,730 and had accrued interest of $18,086. The loan principal is convertible into 1,762,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced or accrued interest into units as of March 31, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Strategic Internet Investments, Incorporated

Date:	May 12, 2008	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	May 12, 2008	/s/ Abbas Salih
Abbas Salih, CFO, Director