Form 10-Q
period 2008-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2008-08-07
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

Commission File No. 033-28188

Registrant name:	Strategic Internet Investments, Incorporated

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Suite 250, 1090 West Georgia Street
Vancouver, BC
Canada V6E 3V7

Issuer’s telephone number	604-684-8662

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

	Yes	( X )	No	( )

Indicate by check mark whether the registrant is a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).	Yes	( X )	No	( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	( X )	No	( )

Common shares outstanding as of June 30, 2008:	27,610,326

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

June 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current
Cash	$1,265	$65
Prepaid expenses – Note 4	77,320	55,400

	78,585	55,465

Deferred investment costs – Notes 2 and 4	1	1

	$78,586	$55,466

LIABILITIES

Current
Accounts payable – Note 6	$458,327	$383,551
Loans payable – Note 3	446,997	393,742

	905,324	777,293

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 3, 4, 5 and 6
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 outstanding (2007: 26,860,326 outstanding)	27,610	26,860
Additional paid-in capital	8,442,684	8,132,795
Deficit accumulated during the development stage	(9,297,230)	(8,881,680)

	(826,738)	(721,827)

	$78,586	$55,466

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

General and Administrative Expenses
Accounting and audit fees	$21,274	$12,828	$27,094	$26,449	$269,942
Amortization	-	-	-	-	3,616
Communications	481	301	1,359	709	103,811
Consulting fees – Note 6	27,430	32,949	62,430	57,390	2,638,523
Interest – Notes 3 and 6	20,845	7,565	30,234	14,866	273,592
Investor relations	-	-	-	-	91,385
Legal fees	1,658	-	1,658	-	161,747
Management fees – Note 6	46,125	46,350	92,250	92,700	481,637
Office and general – Note 6	126	518	213	950	141,645
Regulatory fees	1,580	1,358	1,714	2,389	27,017
Rent – Note 6	6,000	5,280	12,000	10,560	129,855
Transfer agent fees (recovery)	375	250	(1,100)	870	42,293
Travel	-	445	-	445	110,031
Loss on disposal of equipment	-	-	-	-	1,481
Non-cash compensation charge – Note 4	215,128	10,218	215,128	30,654	700,103
Write-down of advances to
related party	-	-	-	-	606,337

Loss before the following:	(341,022)	(118,062)	(442,980)	(237,982)	(5,783,015)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(1,184)	(10,638)	1,488	(11,593)	(30,647)
Gain on write-down of debt	-	-	25,942	-	51,175
Write-down of deferred investment costs
– Note 4	-	-	-	-	(34,209)

Net loss and comprehensive loss for the
period	$(342,206)	$(128,700)	$(415,550)	$(249,575)	$(6,657,812)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding	27,107,579	26,404,282	26,983,952	26,183,530

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Six months ended		(Date of Inception) to
	June 30,		June 30,
	2008	2007	2008
Operating Activities
Net loss for the period	$(415,550)	$(249,575)	$(6,657,812)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	11,161	-	128,561
Communications	-	-	28,000
Consulting fees	62,430	14,600	2,433,584
Gain on write-down of debt	(25,942)	-	(51,175)
Interest accrued on loans	6,072	14,866	85,159
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Non-cash compensation charge	215,128	30,654	700,103
Termination fees	-	-	792,000
Write-down of deferred investment costs	-	-	606,337
Write-down of advances to related party	-	-	34,209
Changes in non-cash items:
Prepaid expenses	-	(2,200)	-
Accounts payable	100,718	118,325	622,213

Net cash used in operating activities	(45,983)	(73,330)	(1,241,724)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	47,183	16,381	715,304
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	50,000	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	47,183	66,381	1,888,633

Increase (decrease) in cash during the period	1,200	(6,949)	1,265

Cash, beginning of the period	65	10,822	-

Cash, end of the period	$1,265	$3,873	$1,265

Supplementary disclosure of cash flows:
Cash paid for Interest	$13,000	$-	$30,054

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2008
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2008
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2008
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2008
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2008
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-In	Development
		Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		198,000	198	25,960,326	25,960	7,874,855	(8,362,335)	(461,322)
Issue of stock for cash pursuant to a private placement
	– at $0.25	-	-	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	-	-	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	-	-	39,600	-	39,600
Net loss		-	-	-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		198,000	198	26,860,326	26,860	8,132,795	(8,881,680)	(721,827)
Issuance of stock for services	– at $0.07	-	-	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	-	-	247,478	-	247,478
Beneficial conversion feature on convertible debt		-	-	-	-	11,161	-	11,161
Net loss		-	-	-	-	-	(415,550)	(415,550)

Balance, June 30, 2008		198,000	$198	27,610,326	$27,610	$8,442,684	$(9,297,230)	$(826,738)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

Strategic Internet Investments, Incorporated (the “Company”) is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $9,297,230 since its inception, has a working capital deficiency of $826,739 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2008, by issuing equity securities.

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

The results of operations for the six months ended June 30, 2008 are not indicative of the results that may be expected for the full year.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		June 30,	December 31,
		2008	2007

a)

Loan payable to a company controlled by a director of the Company including accrued interest of $3,176 (December 31, 2007: $2,605). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

		$ 9,978	$ 9,407

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	38,499	19,217

c)	Loans payable to a company controlled by a director of the Company including accrued interest of $61,015 (December 31, 2007: $53,123). The loans are unsecured, bearing interest at 10% per annum, and repayable upon demand.	164,221	156,329

d)

Loans payable to a company controlled by a director of the Company, including accrued interest payable of $8,986 (December 31, 2007: $14,341), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,630 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the period ended June 30, 2008 an amount of $11,161 (December 31, 2007: $39,600) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense.

		172,616	150,071

e)

Loan payable to a company controlled by a director of the Company, including accrued interest of $11,983 (December 31, 2007: $9,018), pursuant to Convertible Loan Agreements. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $49,700 may be converted into 416,248 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn at $0.12.

		61,683	58,718

		$ 446,997	$ 393,742

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5 and 6

Capital Stock

On June 1, 2008, the Company issued 750,000 common shares to two consultants for consulting services to be provided over a twelve month period, valued at $52,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. At June 30, 2008, $47,667 is recorded as prepaid.

On May 24, 2007, the Company issued a total of 700,000 shares to two consulting firms for investor relations consulting services to be provided over a twelve month period, valued at $140,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. At June 30, 2008, $20,400 is recorded as prepaid.

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

Commitments

Consultant’s Incentive Bonus

Pursuant to a Consulting Agreement, as an incentive bonus, the Company is committed to issue 100,000 common shares on June 1, 2009, providing the consultant continues to provide services to the company during the 12 months prior to that date.

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

Stock-based Compensation

On June 1, 2008, the Company granted 3,825,000 share purchase options to directors and consultants of the Company entitling them to acquire 3,825,000 common shares at $0.15 per share, the closing price of the Company’s common stock on the date of the grants. The options have been granted with a term of 5 years. In conjunction with the issuance of these new options, those same directors and consultants agreed to the cancellation of 1,931,000 previously issued share purchase options.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5 and 6 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	171%	167%
Risk-free Interest Rate	3.35%	4.68%
Expected term in years	5	5

The expected volatility is calculated based on the Company’s historical share price.

During the period ended June 30, 2008, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2006	1,962,000	$0.23	1.76 years	$392,400
Granted during the year	125,000	$0.35	4.00 years

Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years	$-
Granted during the year	3,825,000	$0.15	4.92 years
Forfeited during the period	(2,051,000)	$0.23	0.56 years

Options outstanding at June 30, 2008	3,861,000	$0.15	4.88 years	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5 and 6 – (cont’d) Commitments – (cont’d) Stock-based Compensation – (cont’d)

At June 30, 2008, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
36,000	$0.21	September 5, 2008
3,825,000	$0.15	June 1, 2013
3,861,000

At June 30, 2008 all of the outstanding share purchase options were exercisable.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5 and 6 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

On August 9, 2002, the Company entered into an assignment agreement, whereby the Company was assigned all rights and obligations under a Dredging and Reclamation Contract entered into by Star Leisure pertaining to the construction of The Dream Island Resort project. Under the terms of the Dredging and Reclamation contract, the Company issued into escrow 1,268,750 Class A Convertible Preferred shares, with a deemed value of $5,075,000, as full payment due under this contract. These shares were to be released from escrow in stages as the dredging contract progresses. No value was recorded for these shares due to the contingent nature of their release from escrow. During the year ended December 31, 2006, these shares were cancelled as, although work had commenced on the Dream Island Project, there has not yet been sufficient progress to warrant issuance of the shares.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5 and 6 – (cont’d)

Commitments – (cont’d)

Acquisition of Port Residence Project – (cont’d)

	c)	Compensation of Initial and Second Share Purchase Options:

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
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

5.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of	Number of	Weighted
	Preferred	Common Shares	Average Price
	Shares		Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1,500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	708,406	$2.07	1,468,254
2002 Deferred investment cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	684,143	$0.19	131,400
2002 Debt settlement	-	680,886	$0.20	138,006
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	613,000	$0.07	45,000
2004 Consulting fee	-	360,000	$0.40	142,500
2004 Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Communications	-	56,000	$0.50	28,000
2005 Consulting fees	-	1,135,000	$0.29	333,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan conversion	-	635,901	$0.39	250,160
2005 Stock dividend	-	4,120,643	$0.65	2,678,418
2006 Finders’ fee	-	100,000	$0.40	40,000
2007 Consulting fees	-	700,000	$0.20	140,000
2008 Consulting fees	-	750,000	$0.07	52,000

	198,000	20,589,343		$6,530,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 3 and 4

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28, 19889
	Three months ended		Six months ended		(Date of Inception) to
	June 30,		June 30,		June 30, 2008
	2008	2007	2008	2007	2008

Consulting fees	$-	$11,660	$-	$29,150	$64,820
Interest	20,845	7,565	30,234	14,866	125,827
Management fees	46,125	46,350	92,250	92,700	481,637
Office and general	-	-	-	-	26,944
Rent	6,000	5,280	12,000	10,560	124,472

	$72,970	$70,855	$134,484	$147,276	$823,700

At June 30, 2008, accounts payable includes $389,397 (December 31, 2007: $288,276) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At June 30, 2008, accounts payable also includes $15,527 (December 31, 2007: $15,527) expenses for operating costs paid on behalf of the Company by companies with directors in common.

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

Certain comparative figures for the period ended June 30, 2007, have been reclassified to conform to the financial statement presentation adopted for the period ended June 30, 2008.

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

In addition the Company entered into a Letter of Intent to potentially acquire by option up to a 100% indirect interest in the Port Residence Project is a real estate development project by purchasing the outstanding shares of a Turkish company. The Renaissance Residence Project is a real estate development project that will be located on a 16.5 acre parcel of land near Antalya, Turkey.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $9,297,230 since inception and at June 30, 2008 has a working capital deficiency of $826,739. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. At December 31, 2005, Star Leisure had advanced a total of $103,206 and accrued interest of $25,100. During the year ended December 31, 2005, $81,206 of the loans matured, and the right to convert this principal amount into units expired. On January 31, 2006 the right to convert the remaining loan principal of $22,000 into units expired. Under the terms of the Convertible Loan Facility Agreement, any loans that mature without being converted or repaid become due on demand. At June 30, 2008, the Star Leisure loan principal was $49,700 and had accrued interest of $11,983. The loan principal is convertible into 416,248 units at conversion price of $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced or accrued interest into units as of June 30, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At June 30, 2008, the CMB loan principal was $163,630 and had accrued interest of $8,986. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced or accrued interest into units as of June 30, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

In May 2007 the Company entered into two Consulting Agreements for financial consulting services for a period of 12 months. Pursuant to these agreements, the Company issued 700,000 common shares with a market price of $0.20 per share, for a total deemed consideration of $140,000. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

In June 2008 the Company entered into two Consulting Agreements for consulting services for a period of 12 months. Pursuant to these agreements, the Company issued 750,000 common shares with a market price of $0.07 per share, for a total deemed consideration of $52,000. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

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

Strategic Internet Investments, Incorporated

Date:	July 29, 2008	/s/ Ralph Shearing
Ralph Shearing, CEO, Director

Date:	July 29, 2008	/s/ Abbas Salih
Abbas Salih, CFO, Director