Form 10KSB/A
period 2007-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2008-10-24
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

EXPLANATORY NOTE

Pursuant to a review in July 2008 of the Company’s Form 10-KSB for the period ended December 31, 2007, it was determined that the Company omitted certain information pertaining to the information required by Item 8A – Controls and Procedures. These omissions have now been corrected by this amended report dated October 23, 2008. The information contained in this amended report is the same as the information contained in the original 10-KSB report dated March 31, 2008, except for the amended information required under Item 8A.

Since the time the original 10-KSB report dated March 31, 2008 was prepared, Mr. Ralph Shearing resigned as President and Chief Executive officer of the Company and Mr. Abbas Salih was appointed to the position of President and Chief Executive Officer. These management changes were effective September 12, 2008; Mr. Shearing remains a director of the Company.

FORWARD-LOOKING STATEMENTS

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

8A. Controls and procedures

Disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective due to a material omission in the preparation of this Annual Report.

Specifically, the Annual Report was materially deficient as the Company failed to ensure that all the information required under this item 8A was properly disclosed in the original filing of this document. This error occurred despite the review, by both management and third party consultants, of the new Form 10-KSB disclosure requirements and the resulting Form 10-KSB as was originally filed with the Securities and Exchange Commission. Management will endeavour to be more diligent when reviewing the rules and regulations relating to the preparation of reports, and the resulting report itself, to ensure that it conforms to the most current Securities and Exchange Commission requirements.

Internal control over financial reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our Certifying Officers are responsible for establishing and maintaining a system of internal controls over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Certifying Officers, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our Certifying Officers concluded that our internal control over financial reporting was not effective as of December 31, 2007, as a result of the material weaknesses noted below:

a)	due to the limited number of staff at the Company, it is not feasible to achieve the complete segregation of incompatible duties; and

b)	due to the limited number of staff, the Company relies upon third parties as participants in the Company’s internal controls over financial reporting.

The Company believes these material weaknesses are mitigated by: the active involvement of senior management and the board of directors in all the affairs of the Company; open lines of communication within the Company; the present levels of activities and transactions within the Company being readily transparent; the thorough review of the Company’s financial statements by management, and the board of directors. However, these mitigating factors will not necessarily prevent the likelihood that a material misstatement will not occur as a result of the aforesaid weaknesses in the Company’s internal controls over financial reporting. A system of internal controls over financial reporting, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls over financial reporting are met.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this Form 10-KSB.

(b)	Changes in Internal Controls over Financial Reporting

During the quarterly period ended December 31, 2007, there has been no change in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Strategic Internet Investments, Incorporated

Date:	October 23, 2008	/s/ Ralph Shearing
Ralph Shearing, Director

Date:	October 23, 2008	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director