Form 10-Q
period 2008-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2008-11-14
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Registrant name

Delaware	84-1116458
State of incorporation:	IRS Employer Identification:

Nisar Square, Benyas Centre Office No. 207
P.O. Box 40088,
Dubai, United Arab Emirates	009 714 223 1189
Address of principal executive offices:	Issuer’s telephone number

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
Yes [X]    No [   ]

Common shares outstanding as of September 30, 2008: 27,610,326

PART I –FINANCIAL INFORMATION

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

September 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current
Cash	$1,104	$65
Prepaid expenses – Note 4	16,000	55,400

	17,104	55,465

Deferred investment costs – Notes 2 and 4	1	1

	$17,105	$55,466

LIABILITIES

Current
Accounts payable – Note 6	$494,007	$383,551
Loans payable – Note 3	474,810	393,742

	968,817	777,293

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Notes 3, 4, 5, 6 and 8
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 outstanding (2007: 26,860,326 outstanding)	27,610	26,860
Additional paid-in capital	8,483,786	8,132,795
Deficit accumulated during the development stage	(9,463,306)	(8,881,680)

	(951,712)	(721,827)

	$17,105	$55,466

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

General and Administrative Expenses
Accounting and audit fees	$7,427	$11,207	$34,521	$37,656	$277,369
Amortization	-	-	-	-	3,616
Communications	782	520	2,141	1,229	104,593
Consulting fees – Note 6	61,320	42,250	123,750	99,640	2,699,843
Interest – Notes 3 and 6	51,799	7,840	82,033	22,706	325,391
Investor relations	-	-	-	-	91,385
Legal fees	-	-	1,658	-	161,747
Management fees – Note 6	42,188	46,350	134,438	139,050	523,825
Office and general – Note 6	504	282	717	1,232	142,149
Regulatory fees	703	483	2,417	2,872	27,720
Rent – Note 6	5,760	5,680	17,760	16,240	135,615
Transfer agent fees (recovery)	525	551	(575)	1,421	42,818
Travel	-	-	-	445	110,031
Loss on disposal of equipment	-	-	-	-	1,481
Non-cash compensation charge – Note 4	-	10,218	215,128	40,872	700,103
Write-down of advances to
related party	-	-	-	-	606,337

Loss before the following:	(171,008)	(125,381)	(613,988)	(363,363)	(5,954,023)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	4,932	(2,565)	6,420	(14,158)	(25,715)
Gain on write-down of debt	-	-	25,942	-	51,175
Write-down of deferred investment costs
– Note 4	-	-	-	-	(34,209)

Net loss and comprehensive loss for the
period	$(166,076)	$(127,946)	$(581,626)	$(377,521)	$(6,823,888)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding	27,610,326	26,860,326	27,194,268	26,411,608

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989 (Date
	Nine months ended		of Inception) to
	September 30,		September 30,
	2008	2007	2008
Operating Activities
Net loss for the period	$(581,626)	$(377,521)	$(6,823,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt (Note 3)	52,262	-	169,662
Communications	-	-	28,000
Consulting fees	123,750	49,600	2,494,904
Gain on write-down of debt	(25,942)	-	(51,175)
Interest accrued on loans	16,771	22,706	95,858
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Non-cash compensation charge	215,128	40,872	700,103
Termination fees	-	-	792,000
Write-down of deferred investment costs	-	-	606,337
Write-down of advances to related party	-	-	34,209
Changes in non-cash working capital items:
Prepaid expenses	-	(2,200)	-
Accounts payable	136,399	183,488	657,895

Net cash used in operating activities	(63,258)	(83,055)	(1,258,998)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	64,297	22,496	732,417
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	50,000	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	64,297	72,496	1,905,746

Increase (decrease) in cash during the period	1,039	(10,559)	1,104

Cash, beginning of the period	65	10,822	-

Cash, end of the period	$1,104	$263	$1,104

Supplementary disclosure of cash flows:
Cash paid for Interest	$13,000	$-	$30,054

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, February 28, 1989	-	$-	-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	-	-	33,347	33	9,967	-	10,000

Balance December 31, 1989	-	-	33,347	33	9,967	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270	-	-	33,348	33	72,697	-	72,730
Net loss	-	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	-	-	66,695	66	82,664	(84,159)	(1,429)
Net loss	-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	-	-	66,695	66	82,664	(87,575)	(4,845)
Net loss	-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	-	-	66,695	66	82,664	(90,288)	(7,558)
Net loss	-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	-	-	66,695	66	82,664	(91,902)	(9,172)
Net loss	-	-	-	-	-	(1,863)	(1,863)

Balance December 31, 1994	-	-	66,695	66	82,664	(93,765)	(11,035)
Issuance of stock for services
rendered – at $0.03	-	-	50,000	50	1,450	-	1,500
Contributed capital	-	-	-	-	24,842	-	24,842
Net loss	-	-	-	-	-	(16,735)	(16,735)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2008
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
For the period from February 28, 1989 (Date of Inception) to September 30, 2008
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

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2008
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
For the period from February 28, 1989 (Date of Inception) to September 30, 2008
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the period from February 28, 1989 (Date of Inception) to September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006	198,000	198	25,960,326	25,960	7,874,855	(8,362,335)	(461,322)
Issue of stock for cash pursuant to a private placement
– at $0.25	-	-	200,000	200	49,800	-	50,000
Issuance of stock for services – at $0.20	-	-	700,000	700	139,300	-	140,000
Non-cash compensation charge	-	-	-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt	-	-	-	-	39,600	-	39,600
Net loss	-	-	-	-	-	(519,345)	(519,345)

Balance, December 31, 2007	198,000	198	26,860,326	26,860	8,132,795	(8,881,680)	(721,827)
Issuance of stock for services – at $0.07	-	-	750,000	750	51,250	-	52,000
Non-cash compensation charge	-	-	-	-	247,478	-	247,478
Beneficial conversion feature on convertible debt	-	-	-	-	52,263	-	52,263
Net loss	-	-	-	-	-	(581,626)	(581,626)

Balance, September 30, 2008	198,000	$198	27,610,326	$27,610	$8,483,786	$(9,463,306)	$(951,712)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

Strategic Internet Investments, Incorporated (the “Company”) is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $9,463,306 since its inception, has a working capital deficiency of $951,713 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2008, by issuing equity securities.

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

The results of operations for the nine months ended September 30, 2008 are not indicative of the results that may be expected for the full year.

2.	Deferred Investment Costs – Note 4

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write -down to a nominal value of $1.00.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		September 30,	December 31,
		2008	2007

a)	Loan payable to a company controlled by a director of the Company
	including accrued interest of $3,478 (December 31, 2007: $2,605). The
	loan is unsecured, bearing interest at 12% per annum and is repayable on
	demand.	$10,280	$9,407

b)	Loans payable to companies controlled by directors of the Company. The
	loans are unsecured, non-interest bearing, and repayable upon demand.	16,980	19,217

c)	Loans payable to a company controlled by a director of the Company
	including accrued interest of $Nil (December 31, 2007: $53,123). The
	loans are unsecured, bearing interest at 10% per annum, and repayable
	upon demand.	-	156,329

d)	Loans payable to a company controlled by a director of the Company,
	including accrued interest payable of $13,340 (December 31, 2007:
	$14,341), pursuant to Convertible Loan Agreements. The loan is
	unsecured, bearing interest at 10% per annum and is repayable on demand.
	The lender may at anytime convert the principal sum into units of the
	Company. Each unit will consist of one common share plus one common
	share purchase warrant. The principal sum of $163,766 may be converted
	into 2,320,858 units. Conversion of these loans and resulting associated
	warrants to equity will be based on the conversion price set at the time the
	principal amount was drawn ranging from $0.05 to $0.23. During the
	period ended September 30, 2008 an amount of $11,160 (December 31,
	2007: $39,600) was recognized as the intrinsic value of the beneficial
	conversion feature of these loans and this amount was included in interest
	expense.	177,106	150,071

e)	Loan payable to a company controlled by a director of the Company,
	including accrued interest of $15,235 (December 31, 2007: $9,018),
	pursuant to Convertible Loan Agreements. The loan is unsecured, bearing
	interest at 10% per annum and is repayable on demand. The lender may at
	anytime convert the principal sum into units of the Company. Each unit
	will consist of one common share plus one common share purchase
	warrant. The principal sum of $255,209 may be converted into 4,526,436
	units. Conversion of this loan and resulting associated warrants to equity
	will be based on the conversion price set at the time the principal amount
	was drawn ranging from $0.05 to $0.12. During the period ended
	September 30, 2008 an amount of $41,102 (December 31, 2007: $Nil) was
	recognized as the intrinsic value of the beneficial conversion feature of
	these loans and this amount was included in interest expense.	270,444	58,718

		$474,810	$393,742

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5, 6 and 8

Capital Stock

On June 1, 2008, the Company issued 750,000 common shares to two consultants for consulting services to be provided over a twelve month period, valued at $52,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. In September 2008 the Company terminated its agreement with one of the consultants and the remaining value of these shares was charged to operations. As a result as at September 30, 2008, $16,000 is remaining in prepaid expenses.

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

Stock-based Compensation

On June 1, 2008, the Company granted 3,825,000 share purchase options to directors and consultants of the Company entitling them to acquire 3,825,000 common shares at $0.15 per share, the closing price of the Company’s common stock on the date of the grants. The options have been granted with a term of 5 years. In conjunction with the issuance of these new options, those same directors and consultants agreed to the cancellation of 1,931,000 previously issued share purchase options. The company has recorded $215,218 of compensation expense for share purchase options awarded to directors and consultants during the period ended September 30, 2008. The weighted average fair value of the options granted during the period was $0.06 (2007 - $0.40) per option.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5, 6 and 8 – (cont’d)

Commitments – (cont’d)

Stock-based Compensation – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	171%	167%
Risk-free Interest Rate	3.35%	4.68%
Expected term in years	5	5

The expected volatility is calculated based on the Company’s historical share price.

During the period ended September 30, 2008, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2006	1,962,000	$0.23	1.76 years	$392,400
Granted during the year	125,000	$0.35	4.00 years

Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years	$-
Granted during the year	3,825,000	$0.15	4.67 years
Forfeited during the period	(2,087,000)	$0.23	0.55 years

Options outstanding at September 30, 2008	3,825,000	$0.15	4.67 years	$-

At September 30, 2008, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

3,825,000	$0.15	June 1, 2013

At September 30, 2008 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5, 6 and 8 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L.

By a letter of agreement dated July 11, 2002, amended October 10, 2002, May 10, 2003 September 30, 2003, June 30, 2004, July 11, 2005, August 9, 2006 and August 31, 2008, the Company agreed to purchase 80% of the outstanding shares of Gulf Star World Development W.L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located on the north coast of Bahrain at Manama City.

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

In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. During the year ended December 31, 2003, the Company paid $34,210 as partial payment toward the $100,000 payment. The remaining balance of $65,790 is due on demand. The Company has also agreed to reimburse Star Leisure and Jzala Investment Group (20% shareholder of Gulf Star) for costs to be verified that they may have incurred upon the project financing being fully secured and having released in sufficient amounts to commence the main construction.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3, 5, 6 and 8 – (cont’d)

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
September 30, 2008
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
September 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 3 and 4

The Company was charged the following by shareholders, directors, by companies controlled by directors and/or shareholders of the Company, and by companies with directors in common:

					Cumulative from
	Three months ended		Nine months ended		February 28, 1989
	September 30,		September 30,		(Date of Inception) to
	2008	2007	2008	2007	September 30, 2008

Consulting fees	$-	$-	$-	$29,150	$64,820
Interest	51,799	7,840	82,033	22,706	177,626
Management fees	42,188	46,350	134,438	139,050	523,825
Office and general	-	-	-	-	26,944
Rent	5,760	5,680	17,760	16,240	130,232

	$99,747	$59,870	$234,231	$207,146	$923,447

At September 30, 2008, accounts payable includes $433,169 (December 31, 2007: $288,276) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At September 30, 2008, accounts payable also includes $15,527 (December 31, 2007: $15,527) expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management services. These agreements were for a 24-month period expiring on December 31, 2008. Effective September 12, 2008, one of the agreements was terminated . If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreement, the Company will pay $5,500 per month, plus taxes where applicable, for consulting services. This agreement was suspended in May 2007, and terminated in September 2008.

7.	Comparative Figures

Certain comparative figures for the period ended September 30, 2007, have been reclassified to conform to the financial statement presentation adopted for the period ended September 30, 2008.

8.	Subsequent Events

	a)	The Company granted a director 400,000 share stock options at an exercise price of $0.15 per common share expiring on September 30, 2013.

	b)	Effective October 17, 2008, the Company’s two inactive subsidiaries, Strategic Internet Investments Canada Inc. and 3851630 Canada Inc. were dissolved.

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

The Company has an agreement to purchase 80% of the outstanding shares of Gulf Star World Development W .L.L. (“Gulf Star”), a Bahrain corporation, from Star Leisure & Entertainment Inc. (“Star Leisure”). Star Leisure is controlled by a director of the Company and is based in British Columbia, Canada. Gulf Star is the 100% owner and developer of the Dream Island Resort project.

To acquire 80% of Gulf Star, the Company must issue five million common shares at a price of $0.125 per share. The shares are to be issued over a three year period based on construction progress. In addition, the Company shall make cash payments to Star Leisure totaling $100,000 to cover a portion of hard costs accumulated by Star Leisure in progressing the Dream Island Project. At December 31, 2003 the Company had paid $34,210, with the balance of $65,790 to be paid on demand.

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

The financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $9,463,306 since inception and at September 30, 2008 has a working capital deficiency of $951,713. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the next twelve months by issuing equity securities, private placements, loans, and debentures convertible into equity. Additional operating capital could be obtained through the potential exercise of management and director stock options and/or exercise of outstanding stock purchase warrants. The Company remains at the development stage, as there were no revenues during the past fiscal year.

The Company's plan during the next quarter and for the balance of 2008 is to maintain the size and staffing of its Dubai, United Arab Emirates head office at the current levels. There are no plans to hire additional employees as administrative requirements at head office are now being adequately met by the efforts of the board members the full-time and temporary staff and consultants. Field operations and construction activities in Bahrain will be conducted through contracting and sub-contracting of work.

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

On November 15, 2002 the Company entered into a Convertible Loan Facility Agreement with Icon Management Ltd. (“Icon”) whereby the Company would, from time to time, borrow operating funds from Icon, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum and interest into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance or conversion of interest. Each unit consists of one common share of the Company and one non - transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. Certain loans made under this agreement had specific maturity dates, thereby limiting to 2 years the lender’s right to convert all or part of the principal sum into units. During the year ended December 31, 2004, Icon converted $48,537 of the loan into 825,364 units of the Company, including warrants exercisable at an average price of $0.06 per share, expiring at various dates between December 31, 2004 and March 31, 2006. On December 31, 2004, Icon exercised warrants to purchase 643,715 shares. During the year ended December 31, 2005, Icon converted $227,140 of the loan plus accrued interest of $23,020, into 635,901 units of the Company, including warrants exercisable at an average price of $0.39 per share, expiring at various dates between April 1, 2005 and January 31, 2007. During the period ended September 30, 2005, Icon also exercised warrants to purchase a further 420,107 shares for cash proceeds of $43,153. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2008, the Star Leisure loan principal was $255,209 and had accrued interest of $15,235. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12. as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2008, the CMB loan principal was $163,766 and had accrued interest of $13,340. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Strategic Internet Investments, Incorporated

Date:	November 10, 2008	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director