Form 10-K
period 2008-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2009-04-17
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 033-28188

Strategic Internet Investments, Incorporated
(Exact name of registrant as specified in its charter)

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Nisar Square, Benyas Centre Office No. 207
P.O. Box 40088,
Dubai, United Arab Emirates

Registrant’s telephone number:	009 714 223 1189

Securities registered under Section 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Exchange Act:        None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [ X ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or   15(d) of the Act.  Yes [  ] No [ X ]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ] No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any  amendment to this Form 10-K.   [ X ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.	Large accelerated filer	[ ]
	Non-accelerated filer	[ ]
	Accelerated filer	[ ]
	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of  the Act).       Yes [ X ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, being June 30, 2008: $1,247,761 based on a price of $0.07 per share, being the price the common equity last sold on June 20, 2008 as quoted on the OTC Bulletin Board .

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,610,326 common shares issued and outstanding as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future real estate development results will not be consistent with our expectations;
  real estate development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties or interruptions in development construction;
  the potential for delays in development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with real estate development; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

The Company intends that such forward-looking statements be subject to the Safe Harbors for such statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock. As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Strategic” mean Strategic Internet Investments, Incorporated, unless otherwise indicated.

ITEM 1. BUSINESS

Form of Organization

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

Current Business

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured.

The Company has been devoting its business efforts to real estate development projects located in Bahrain and Turkey. Current projects include the Dream Island Resort project is located in Manama, Bahrain; and the Port Residence Project located in Calkaya, Turkey.

Dream Island Resort Project

The Dream Island Resort project is located in Manama, Bahrain. The Dream Island Resort project will be an integrated resort, entertainment, hotel and real estate facility to be built on a 41 acre man-made island off the north eastern coast of Manama, Bahrain.

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

The Dream Island project require a significant amount of investment capital to be secured to ensure that all stages of development can proceed and be completed on schedule and on budget. The highest percentage of the funding requirements will be met through senior debt instruments with banking, investment and construction institutions and through government financing incentives and concessions. Further financing will be achieved through the pre-selling of the real estate units, villas and apartments, to be constructed as part of the Dream Island complex.

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

As at December 31, 2008 there has been no activity or changes involving the Dream Island project since March 13, 2006.

Port Residence Project

The Company entered into a Letter of Intent to potentially acquire by option up to a 100% indirect interest in the Port Residence Project by purchasing the outstanding shares of a Turkish company. The Port Residence Project is a real estate development project that will be located on a 16.5 hectare parcel of land in Calkaya, near Antalya, Turkey.

The letter of intent dated January 7, 2008, provides the Company the potential to purchase 100% of the outstanding shares of a Turkish company (“TurkCo”) to be formed and, thereby, acquiring a 100% interest in the Port Residence Project, a real estate development project, in Calkaya, Turkey, as follows:

1)

The Company shall be granted the option to purchase, on a pro-rata basis, up to 30% of the outstanding shares of TurkCo for compensation as described below (the “Initial Share Purchase Option”). The Company may exercise the share purchase option based upon construction progress of the Project as follows:

	a)	Upon construction expenditures equal to or greater than 33% of the total budgeted cost, 10% of the outstanding shares of TurkCo may be purchased by the Company.

	b)	Upon construction expenditures equal to or greater than 66% of the total budgeted cost, 10% (cumulative 20%) of the outstanding shares of TurkCo may be purchased by the Company.

	c)	Upon construction expenditures equal to or greater than 100% of the total budgeted cost, 10% (cumulative 30%) of the outstanding shares of TurkCo may be purchased by the Company.

2)

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

3)	Compensation of Initial and Second Share Purchase Options:

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

As at December 31, 2008 there has been no activity or changes involving the Port Residence Project.

Competition

We are an development stage company engaged in the acquisition of a prospective real estate property. As we currently do not own an interest in any real estate property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the development of such properties. In addition, they may be able to afford greater expertise in the development real estate properties. This competition could result in our competitors having real estate properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular real estate property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Development of real estate properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in real estate development operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on real estate development which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

The Company currently does not have any employees. All business activities and services are provided by the Company’s directors or consultants.

ITEM 2. PROPERTIES.

The Company does not directly or indirectly own or otherwise have any interest in any other real estate, property, capital assets, or leases of assets.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of the holders of our company’s securities during the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Yahoo Finance (www.yahoo.com), was as follows:

Year	Period	High	Low

2009	First quarter	$0.01	$0.01

2008	First quarter	$0.10	$0.05
	Second quarter	$0.10	$0.07
	Third quarter	$0.07	$0.05
	Fourth quarter	$0.05	$0.01

2007	First quarter	$0.44	$0.20
	Second quarter	$0.44	$0.17
	Third quarter	$0.29	$0.12
	Fourth quarter	$0.20	$0.07

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of March 31, 2009, we have approximately 125 registered stockholders and 27,610,326 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	4,125,000	$0.15	16,549

Total	4,125,000	$0.15	16,549

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

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2008, the Star Leisure loan principal was $255,209 and had accrued interest of $22,052. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2008. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2008, the CMB loan principal was $163,766 and had accrued interest of $17,804. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Bahrain and Turkey. Current projects include the Dream Island Resort project is located in Manama, Bahrain; and the Port Residence Project located in Calkaya, Turkey. The Company plans to continue perusing these real estate development projects and to investigate new real estate development projects during its 2009 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting , audit, and legal fees	$60,000
Consulting and management fees	10,000
Interest	20,000
General and administrative expenses	3,000
Regulatory and transfer agent fees	7,000
$100,000

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,030,555. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing”, below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2007 and 2008 are summarized as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Percentage Increase (Decrease)
Revenue	Nil	Nil
Expenses	$746,050	$499,380	49%
Other Expenses (Income)	$(22,239)	$19,965	(211%)
Net Income (loss)	$(723,811)	$(519,345)	39%

Revenues

We have had no operating revenues for the years ended December 31, 2008 and 2007. We anticipate that we will not generate any revenues for so long as we are an development stage company.

General and Administrative Expenses

The major components of our general and administrative expenses for the year ended December 31, 2007 and 2008 are outlined in the table below:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Percentage Increase (Decrease)
Accounting , audit, and legal fees	$ 53,064	$ 35,230	51%
Consulting, management fees, and stock based compensation	505,416	356,960	42%
Interest	163,627	70,345	127%
Office and communications	3,043	2,929	4%
Regulatory and transfer agent fees	3,051	5,243	(42%)
Rent	17,760	22,120	(20%)
Travel	89	6,553	(99%)
Total Operating Expenses	$746,050	$499,380	49%

The increase in our general and administrative expenses for the year ended December 31, 2008 was primarily due to:

a)

The increase in accounting, audit, and legal fees from 2007 to 2008 due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)

The increase in consulting, management fees, and stock based compensation expense is mainly due to the granting of 4,225,000 new stock options during 2008 as compared to the previous year. In accordance with GAAP, these options were deemed to have a fair value of $251,078 (2007 – 29,240) during the year. Management fees declined by $28,462 in 2008 as a result of a director resigning his position as CEO in September 2008, and the resulting termination of his management contract fees at that time.

c)

c) Interest increased by a total of $93,282 as a result of the fair value of the beneficial conversion feature of the convertible loans being charged to interest expense during the year. The fair value of the beneficial conversion feature in 2008 was $122,262, a $82,662 increase over the $39,600 amount recorded in 2007. The increase in interest is also attributed to the principal balance on its loans increasing during the year.

d)

Regulatory and transfer agent fees decreased by $2,192 in 2008 mainly due to the Company recording a $2,000 reversal of an over-accrued liability recorded in prior years, relating to transfer agent fees.

e)	Rent decreased because the Company terminated its Vancouver office facilities concurrent with the resignation of the former CEO in September 2008.

f)	Travel decreased as the Company has curtailed this discretionary expense.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2008, the Company had total current assets of $10,256 and total liabilities of $1,030,555. As of December 31, 2008, the Company had cash of $256 and a working capital deficiency of $1,020,299 as of December 31, 2008 compared to cash on hand of $65 and a working capital deficiency of $721,828 for the year ended December 31, 2007. We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,030,555. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2008 was $134,347 as compared to cash used by operating activities for the same period in 2007 of $112,644. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures on consulting fees, management fees and rent.

The Company has the following loans outstanding as of December 31, 2008:

A $10,591 loan payable to a company controlled by a director of the Company including accrued interest of $3,789 (2007 -$2,605). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$23,417 in loans payable to companies controlled by directors of the Company are unsecured, non-interest bearing, and repayable upon demand.

A $181,570 loan payable to a company controlled by a director of the Company, including accrued interest payable of $17,804 (2007 - $14,341), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the year ended December 31, 2008 an amount of $14,874 (2007 - $39,600) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan the fair value of the warrants, $73,685 would be recognized as an interest expense and credited to additional paid-in capital.

A $277,261 loan payable to a company controlled by a director of the Company, including accrued interest of $22,052 (2007 - $9,018), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. During the period ended December 31, 2008 an amount of $107,388 (2007 - $Nil) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan the fair value of the warrants, $113,338 would be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2009, we had cash of $8,700 and we estimate that we will require approximately $100,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,030,555. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2008 and 2007 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Future Financings

As of March 31, 2009, we had cash of $8,700 and we estimate that we will require approximately $100,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,030,555. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Employees

The Company currently has no employees. There are no plans to hire additional employees as administrative requirements at are now being adequately met by the efforts of the directors and consultants. Any land development and construction activities will be conducted through consultants and contractors.

New Accounting Standards

Recently Adopted Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. This SFAS did not have a material impact on the Company’s financial position or results from operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of January 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, FSP ABP 14-1 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of FSP APB 14-1, but the Company does not currently believe that it will have a material impact on its results of operations, financial position or cash flows.

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EIFT 07-5”). EIFT 07-5 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. EIFT 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company currently is evaluating the impact of applying EIFT 07-5.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

The preparation of our consolidated financial statements requires management to make estimates and assumptions regarding future events. These estimates and assumptions affect the reported amounts of certain assets and liabilities, and disclosure of contingent liabilities.

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

Convertible Instruments and Beneficial Conversion Feature
When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2008 and 2007, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the convertible debt securities outstanding as at December 31, 2008 and 2007, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 AND 2007

(Stated in U.S. Dollars)

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the “Company”, a Development Stage Company) as of December 31, 2008 and 2007 and the statements of operations, cash flows and changes in capital deficit for the years then ended and the period from inception (February 28, 1989) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Strategic Internet Investments, Incorporated as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 28, 1989) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

The financial statements as of December 31, 2007 and for the period from inception (February 28, 1989) to December 31, 2007 have been restated to correct an error in the presentation of Class A convertible preferred shares as described in Note 10.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 15, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,	December 31,
	2008	2007
		Restated – Note 10

ASSETS

Current
Cash	$256	$65
Prepaid expenses – Note 5	10,000	55,400

	10,256	55,465

Deferred investment costs – Notes 3 and 5	1	1

	$10,257	$55,466

LIABILITIES

Current
Accounts payable – Note 7	$537,716	$383,551
Loans payable – Note 4	492,839	393,742

TOTAL LIABILITIES	1,030,555	777,293

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Notes 5 and 10	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 4, 5 and 7
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 outstanding (2007: 26,860,326 outstanding)	27,610	26,860
Additional paid-in capital	7,765,583	7,340,993
Deficit accumulated during the development stage	(9,605,491)	(8,881,680)

	(1,812,298)	(1,513,827)

	$10,257	$55,466

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 4, 5, and 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Years ended December 31,		December 31,
	2008	2007	2008

General and Administrative Expenses
Accounting and audit fees	$46,469	$35,230	$289,317
Amortization	-	-	3,616
Communications	2,151	1,674	104,603
Consulting fees – Note 7	348,478	171,560	3,409,546
Interest – Notes 4 and 7	163,627	70,345	406,985
Investor relations	-	-	91,385
Legal fees	6,595	-	166,684
Management fees – Note 7	156,938	185,400	546,325
Office and general – Note 7	892	1,255	142,324
Regulatory fees	3,251	3,447	28,554
Rent – Note 7	17,760	22,120	135,615
Transfer agent fees (recovery)	(200)	1,796	43,193
Travel	89	6,553	110,120
Loss on disposal of equipment	-	-	1,481
Write-down of advances to
related party	-	-	606,337

Operating loss	(746,050)	(499,380)	(6,086,085)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (loss) on foreign exchange	22,239	(19,965)	(9,896)
Gain on settlement of payables	-	-	25,233
Write-down of deferred investment
costs – Note 5	-	-	(34,209)

Net loss for the period	$(723,811)	$(519,345)	$(6,966,073)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding	27,215,121	26,524,710

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Years ended December 31,		December 31,
	2008	2007	2008
Operating Activities
Net loss for the period	$(723,811)	$(519,345)	$(6,966,073)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	122,262	39,600	239,662
Communications	-	-	28,000
Consulting fees	97,400	84,600	2,468,554
Gain on settlement of payables	-	-	(25,233)
Net interest accrued (paid) on loans	(35,441)	22,912	43,645
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	251,078	29,240	736,053
Termination fees	-	-	792,000
Write-down of deferred investment costs	-	-	34,209
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accounts payable	154,165	230,349	675,661

Net cash used in operating activities	(134,347)	(112,644)	(1,330,088)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	134,538	51,887	802,659
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	50,000	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	134,538	101,887	1,975,988

Increase (decrease) in cash during the period	191	(10,757)	256

Cash, beginning of the period	65	10,822	-

Cash, end of the period	$256	$65	$256

Supplementary disclosure of cash flows:
Cash paid for Interest	$76,806	$-	$93,859

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

				Restated –	Deficit
				Note 10	Accumulated
				Additional	During the	Restated –
		Common Stock		Paid-In	Development	Note 10
		Shares	Par Value	Capital	Stage	Total

Balance, February 28, 1989		-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989	– at $0.30	33,347	33	9,967	-	10,000

Balance December 31, 1989		33,347	33	9,967	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270		33,348	33	72,697	-	72,730
Net loss		-	-	-	(84,159)	(84,159)

Balance, December 31, 1990		66,695	66	82,664	(84,159)	(1,429)
Net loss		-	-	-	(3,416)	(3,416)

Balance, December 31, 1991		66,695	66	82,664	(85,575)	(4,845)
Net loss		-	-	-	(2,713)	(2,713)

Balance, December 31, 1992		66,695	66	82,664	(90,288)	(7,558)
Net loss		-	-	-	(1,614)	(1,614)

Balance, December 31, 1993		66,695	66	82,664	(91,902)	(9,172)
Net loss		-	-	-	(1,863)	(1,863)

Balance December 31, 1994		66,695	66	82,664	(93,765)	(11,035)
Issuance of stock for services
rendered	– at $0.03	50,000	50	1,450	-	1,500
Contributed capital		-	-	24,842	-	24,842
Net loss		-	-	-	(16,735)	(16,735)

     …Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

				Restated –	Deficit
				Note 10	Accumulated
				Additional	During the	Restated -
		Common Stock		Paid-In	Development	Note 10
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1995		116,695	$116	$108,956	$(110,500)	$(1,428)
Net loss		-	-	-	(9,068)	(9,068)

Balance December 31, 1996		116,695	116	108,956	(119,568)	(10,496)
Issuance of stock for cash	- $0.011	2,000,000	2,000	19,300	-	21,300
Contributed capital		-	-	600	-	600
Net loss		-	-	-	(22,261)	(22,261)

Balance, December 31, 1997		2,116,695	2,116	128,856	(141,829)	(10,857)
Issuance of stock services
	- at $0.001	7,000,000	7,000	-	-	7,000
	- at $0.01	620,000	620	5,580	-	6,200
Net loss		-	-	-	(52,308)	(52,308)

Balance, December 31, 1998		9,736,695	9,736	134,436	(194,137)	(49,965)
Net loss		-	-	-	(35,995)	(35,995)

Balance, December 31, 1999		9,736,695	9,736	134,436	(230,132)	(85,960)
Issuance of stock for cash
pursuant to a private placement
	- at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

				Restated –	Deficit
				Note 10	Accumulated
				Additional	During the	Restated -
		Common Stock		Paid-In	Development	Note 10
		Shares	Par Value	Capital	Stage	Total

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	- at $0.50	328,356	328	163,851	-	164,179
	- at $1.55	13,383	13	20,731	-	20,744
	- at $3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a
private placement	- at $0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the
exercise of warrants	- at $2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting					-
	- at $0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred investment
costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	- at $0.05	100,000	100	4,900	-	5,000
	- at $0.055	60,000	60	3,240	-	3,300
	- at $0.10	105,000	105	10,395	-	10,500
	- at $0.148	27,000	27	3,973	-	4,000
	- at $0.20	175,000	175	34,825	-	35,000
	- at $0.209	17,143	17	3,583	-	3,600
	- at $0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	- at $0.20	458,135	458	91,169	-	91,627
	- at $0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

				Restated –	Deficit
				Note 10	Accumulated
				Additional	During the	Restated –
		Common Stock		Paid-In	Development	Note 10
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2002		15,205,596	$15,204	$2,791,455	$(3,077,727)	$(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services	– at $0.14	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement
	– at $0.10	650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

Balance, December 31, 2003		17,305,596	17,304	3,110,855	(4,286,668)	(1,158,509)
Non-cash compensation charge		-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of
share purchase warrants	– at $0.10	320,000	320	31,680	-	32,000
	– at $0.05	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of
share purchase options	– at $0.25	205,000	205	51,045	-	51,250
Issue of stock for debt	– at $0.05	563,000	563	29,437	-	30,000
	– at $0.06	825,364	825	47,712	-	48,537
	– at $0.30	50,000	50	14,950	-	15,000
Issuance of stock for services	– at $2.00	10,000	10	19,990	-	20,000
	– at $0.35	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs	– at $0.05	(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss		-	-	-	(517,324)	(517,324)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

				Restated –	Deficit
				Note 10	Accumulated
				Additional	During the	Restated –
		Common Stock		Paid-In	Development	Note 10
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2004		18,972,675	$18,971	$3,557,111	$(4,803,992)	$(1,227,910)
Non-cash compensation charge		-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of
share purchase warrants	– at $0.07	75,820	76	5,232	-	5,308
	– at $0.10	357,760	358	35,417	-	35,775
	– at $0.11	299,724	300	31,270	-	31,570
	– at $0.21	16,803	17	3,483	-	3,500
Issue of stock for debt	– at $0.39	635,901	636	249,524	-	250,160
Issuance of stock for services	– at $0.25	950,000	950	236,550	-	237,500
	– at $0.36	100,000	100	35,900	-	36,000
	– at $0.50	121,000	121	60,379	-	60,500
	– at $0.54	20,000	20	10,680	-	10,700
	– at $0.84	50,000	50	41,950	-	42,000
Issuance of stock dividend	– at $0.65	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss		-	-	-	(517,270)	(517,270)

Balance, December 31, 2005		25,660,326	$25,660	$6,928,553	$(7,960,680)	$(1,006,467)

Issue of stock for cash pursuant to a private placement
	– at $0.40	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee	– at $0.40	100,000	100	39,900	-	40,000
Share issue costs		-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt		-	-	77,800	-	77,800
Net loss		-	-	-	(401,655)	(401,655)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

				Restated –	Deficit
				Note 10	Accumulated
				Additional	During the	Restated -
		Common Stock		Paid-In	Development	Note 10
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement
	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	$27,610	$7,765,583	$(9,605,491)	$(1,812,298)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,605,491 since its inception, has a working capital deficiency of $1,020,299 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $100,000 over the twelve months ended December 31, 2008 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,030,555. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2009, by issuing equity securities.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Deferred Investment Costs

Deferred investment costs represent preliminary costs incurred with respect to the acquisition of an investment. These costs will be deferred until the Company completes the acquisition, at which time, the costs will be added to the cost of the investment. These costs will be written-off if the Company does not complete the acquisition or written down to net realizable value if it is determined that there is an impairment of its value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which have been applied to all income tax positions commencing from that date. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Prior to 2007, the Company determined its income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At December 31, 2008, the Company had 18,017,588 (2007 – 6,643,212) common share equivalents in respect to convertible preferred shares, stock options, warrants and convertible debt. Because the Company incurred a loss diluted loss per share is the same as basic loss per share.

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
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of cash, accounts payable, and loans payable approximates fair value because of the demand or short term to maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2008 and 2007, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the convertible debt securities outstanding as at December 31, 2008 and 2007, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008 unless partially or fully deferred by the FASB. This SFAS did not have a material impact on the Company’s financial position or results from operations.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Recently Adopted Accounting Pronouncements – (cont’d)

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. This SFAS did not have a material impact on the Company’s financial position or results from operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Non- refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07- 01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for the Company as of January 1, 2009. The Company expects that the adoption of EITF 07-01 will have minimal, if any, impact on its financial position and results of operations. However, based upon the nature of the Company’s business, EITF 07-01 could have a material impact on its financial position and results of operations in future years.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements Not Yet Adopted – (cont’d)

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, FSP ABP 14-1 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of FSP APB 14-1, but the Company does not currently believe that it will have a material impact on its results of operations, financial position or cash flows.

In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EIFT 07-5”). EIFT 07-5 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. EIFT 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company currently is evaluating the impact of applying EIFT 07-5.

3.	Deferred Investment Costs – Note 5

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write-down to a nominal value of $1 (2007 - $1).

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

4.	Loans Payable

		December 31,	December 31,
		2008	2007

a)	Loan payable to a company controlled by a director of the Company	$10,591	$9,407
	including accrued interest of $3,789 (2007 - $2,605). The loan is
	unsecured, bearing interest at 12% per annum and is repayable on demand.

b)	Loans payable to companies controlled by directors of the Company. The	23,417	19,217
	loans are unsecured, non-interest bearing, and repayable upon demand.

c)	Loan payable to a company controlled by a director of the Company	-	156,329
	including accrued interest of $Nil (2007 - $53,123 ). The loans were
	unsecured, bearing interest at 10% per annum, and repayable upon
	demand.

d)	Loan payable to a company controlled by a director of the Company,	181,570	150,071
	including accrued interest payable of $17,804 (2007 - $14,341), pursuant
	to a Convertible Loan Agreement. The loan is unsecured, bearing interest
	at 10% per annum and is repayable on demand. The lender may at
	anytime convert the principal sum into units of the Company. Each unit
	will consist of one common share plus one common share purchase
	warrant. The principal sum of $163,766 may be converted into 2,320,858
	units. Conversion of these loans and resulting associated warrants to
	equity will be based on the conversion price set at the time the principal
	amount was drawn ranging from $0.05 to $0.23. During the year ended
	December 31, 2008 an amount of $19,660 (2007 - $39,600) was
	recognized as the intrinsic value of the beneficial conversion feature of
	these loans and this amount was included in interest expense. Upon
	conversion of this loan the fair value of the warrants, $73,685 would be
	recognized as an interest expense and credited to additional paid-in capital.

e)	Loan payable to a company controlled by a director of the Company,	277,261	58,718
	including accrued interest of $22,052 (2007 - $9,018), pursuant to a
	Convertible Loan Agreement. The loan is unsecured, bearing interest at
	10% per annum and is repayable on demand. The lender may at anytime
	convert the principal sum into units of the Company. Each unit will
	consist of one common share plus one common share purchase warrant.
	The principal sum of $255,209 may be converted into 4,526,436 units.
	Conversion of this loan and resulting associated warrants to equity will be
	based on the conversion price set at the time the principal amount was
	drawn ranging from $0.05 to $0.12. During the period ended December
	31, 2008 an amount of $102,602 (2007 - $Nil) was recognized as the
	intrinsic value of the beneficial conversion feature of these loans and this
	amount was included in interest expense. Upon conversion of this loan the
	fair value of the warrants, $113,338 would be recognized as an interest
	expense and credited to additional paid-in capital.

		$492,839	$393,742

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6

Capital Stock

On June 1, 2008, the Company issued 750,000 common shares to two consultants for consulting services to be provided over a twelve month period, valued at $52,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. In September 2008 the Company terminated its agreement with one of the consultants and the remaining value of these shares was charged to operations. As a result as at December 31, 2008, $10,000 is remaining in prepaid expenses.

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

Class A Convertible Preferred Shares – Note 10

The Class A convertible preferred shares issued in 2003 have a par value of $0.001 and are convertible to common shares at $4.00 per share during the first 180 days following issuance, and thereafter at the average of twenty consecutive days closing prices, but shall not be less than $1.50 per share or greater than $6.00 per share. The Company has the right to redeem its Class A convertible preferred stock at any time by paying to the holders thereof the sum of $4 per share.

The aggregate liquidation value of the Class A convertible preferred shares is $792,000. A merger or consolidation of the Company that results in the Company’s stockholders immediately prior to the transaction not holding at least 50% of the voting power of the surviving entity shall be deemed a liquidation event.

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

Stock-based Compensation

During the year ended December 31, 2008, the Company granted 4,225,000 (2007 – 125,000) share purchase options to directors and consultants of the Company entitling them to acquire 4,225,000 (2007 – 125,000) common shares at $0.15 per share, the closing price of the Company’s common stock on the date of the grants. 3,825,000 of these options were granted on June 1, 2008 and 400,000 were granted on October 1, 2008. The options have been granted with a term of 5 years (2007 – 5 years). In conjunction with the issuance of these new options, those same directors and consultants agreed to the cancellation of 1,931,000 previously issued share purchase options. The Company has charged to consulting fees on the statement of operations: $251,078 (2007 - $29,240) of compensation expense, for share purchase options awarded to directors and consultants during the period ended December 31, 2008. The weighted average fair value of the options granted during the period was $0.06 (2007 - $0.23) per option.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6 – (cont’d)

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

Stock-based Compensation – (cont’d)

The weighted average fair value at the date of grant of the options was as follows:

	2008	2007

Weighted average fair value	$0.06	$0.23
Total options granted	4,225,000	125,000
Total fair value of options granted	$251,078	$29,240

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	170%	167%
Risk-free Interest Rate	3.30%	4.68%
Expected term in years	5	5

The expected volatility is calculated based on the Company’s historical share price.

During the previous two years ended December 31, 2008, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2006	1,962,000	$0.23	1.76 years	$392,400
Granted during the year	125,000	$0.35	4.00 years

Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years	$-
Granted during the year	4,225,000	$0.15	5.0 years	-
Cancelled during the period	(2,187,000)	$0.23	0.73 years	-

Options outstanding at December 31, 2008	4,125,000	$0.15	4.45 years	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6 – (cont’d) Stock-based Compensation – (cont’d)

At December 31, 2008, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

3,725,000	$0.15	June 1, 2013
400,000	$0.15	September 30, 2013
4,125,000

At December 31, 2008 and 2007 all of the outstanding share purchase options were exercisable. Commitments Acquisition of Gulf Star World Development W.L.L.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6 – (cont’d)

Commitments – (cont’d)

Acquisition of Gulf Star World Development W.L.L. – (cont’d)

On March 13, 2006, the Ministry of Finance, Bahrain (“MOFB”) notified Gulf Star that due to a lack of progress and failure to advance the project in a timely basis, the MOFB intends to seek termination of the lease contract for the Dream Island site and have Gulf Star pay all associated expenses incurred for the enforcement thereof. In addition, the MOFB has indicated that it reserves the right to claim damages towards all losses it has incurred and all gains denied. The Company, Gulf Star, and Star Leisure intend to oppose the action by the MOFB. However, due to the uncertainty of the future viability of the Dream Island project, management has written-down the associated deferred investment costs to a nominal value of $1.

As at December 31, 2008 there has been no activity or changes involving the Dream Island project since March 13, 2006.

Acquisition of Port Residence Project

The Company entered into a letter of intent dated January 7, 2008, to purchase 100% of the outstanding shares of a Turkish company (“TurkCo”) to be formed and, thereby, acquiring a 100% interest in the Port Residence Project, a real estate development project, in Calkaya, Turkey. An “initial option” will allow the Company to purchase up to 30% of the outstanding shares of Calkaya TurkCo. Upon full exercise of the initial option, the Company shall be entitled to exercise a “second option” to purchase the remaining outstanding shares of Calkaya TurkCo., as follows:

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
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

6.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of		Weighted
	Preferred	Number of	Average Price
Year	Shares	Common Shares	Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1,500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	708,406	$2.07	1,468,254
2002 Deferred investment cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	684,143	$0.19	131,400
2002 Debt settlement	-	680,886	$0.20	138,006
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	613,000	$0.07	45,000
2004 Consulting fee	-	360,000	$0.40	142,500
2004 Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Communications	-	56,000	$0.50	28,000
2005 Consulting fees	-	1,135,000	$0.29	333,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan conversion	-	635,901	$0.39	250,160
2005 Stock dividend	-	4,120,643	$0.65	2,678,418
2006 Finders’ fee	-	100,000	$0.40	40,000
2007 Consulting fees	-	700,000	$0.20	140,000
2008 Consulting fees	-	750,000	$0.07	52,000

	198,000	20,589,343		$6,530,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

7.	Related Party Transactions – Notes 4 and 5

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2008	2007	2008

Consulting fees	$184,223	$29,150	$249,043
Interest	163,627	70,345	259,220
Management fees	156,938	185,400	546,325
Office and general	-	-	26,944
Rent	17,760	22,120	130,232

	$522,548	$307,015	$1,211,764

At December 31, 2008, accounts payable includes $442,684 (2007 - $288,276) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2008, accounts payable also includes $15,527 (2007 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management services. These agreements are for a 24-month period and expired on December 31, 2008. Effective September 12, 2008, one of the agreements was terminated and the other was not renewed subsequent to December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreement, the Company will pay $5,500 per month, plus taxes where applicable, for consulting services. This agreement was suspended in May 2007, and terminated in September 2008.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007

Net tax operating loss carryforwards	$2,578,000	$2,587,000
Accrued liabilities	124,000	-
Investment	12,000	12,000
Gross deferred tax assets	2,714,000	2,599,000
Valuation allowance for deferred tax asset	(2,714,000)	(2,599,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2008, the Company has accumulated non-operating losses of approximately $7,367,000 (2007 - $7,370,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2009 to 2028.

The potential benefits of the losses have not been recorded in the financial statements. As at December 31, 2008 the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to the loss before income taxes as follows:

	December 31,
	2008	2007
Loss for the year	$(723,811)	$(519,345)
Statutory income tax rate	35%	35%
Expected income tax recovery	$(253,000)	$(182,000)
Permanent differences	140,000	24,000
Change in valuation allowance	113,000	158,000
Income tax expense	$-	$-

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statue of limitation. The Company currently has no tax years under examination.

Based on management’s assessment of FIN 48, the Company concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in U.S. Dollars)

8.	Income Taxes – (con’t)

opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2007 and 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

The Company’s tax filings are delinquent for all tax years since inception and are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes, penalties and interest that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

9.	Comparative Figures

Certain comparative figures have been reclassified to conform to current year’s presentation.

10.	Restatement

Subsequent to the issue of the December 31, 2007 financial statements, the Company has corrected an error in the accounting for convertible preferred shares (Note 5). The issuance was original recorded as permanent equity; however, the Class A Preferred Stock was issued with a deemed liquidation clause that provides that the preferred shares become redeemable at the election of the holders of a majority of the then outstanding shares of Class A Preferred Stock in the event of a consolidation or merger by the Company, as defined, or the sale of all or substantially all of the assets of the Company. In accordance with Emerging Issues Task Force (EITF) D-98, the Class A Preferred Stock is required to be classified as mezzanine equity because a change of our control could occur without the Company’s approval and thus redemption of the Series A Preferred Stock is not solely under the Company’s control.

As a result the following components of Capital Deficit were restated after giving effect to the restatement adjustment for the year ended December 31, 2007:

•	Additional paid-in capital was reduced by $791,802 from $8,132,795 to $7,340,993
•	Class A Convertible preferred stock of $198 was removed from capital deficit and classified as mezzanine equity

The Class A Convertible preferred stock issued in 2003 has been classified as mezzanine equity at December 31, 2007 and for all periods since issuance at $792,000, being the liquidation value of the preferred shares.

The above restatement had no impact on the statement of operations or statement of cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Resignation of Independent Accountant

On January 21, 2008, Amisano Hanson. Chartered Accountant resigned as our independent accountant. Amisano Hanson entered into an agreement with BDO Dunwoody LLP, pursuant to which Amisano Hanson merged its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody.

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

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T). Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2008, including the remedial actions discussed below, and we have concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

We have effected a restatement of our financial results for the year ended December 31, 2007.

a) The restatement

The restatement was effected to correct errors in our accounting treatment of the classification of Class A Convertible preferred shares.

As a result of our review of these transactions, the effect on the amended accounting for the adjustments above is discussed in Note 10 to our financial statements.

(b) Evaluation of disclosure controls and procedures and remediation

In connection with the restatement our financial results for the year ended December 31, 2007, under the direction of our management, we have reevaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our preferred stock.

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2008, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

b)

Insufficient corporate governance policies. Although we have corporate governance policies which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

c)

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management corrected any errors prior to the release of our company’s December 31, 2008 financial statements.

The Company believes these material weaknesses are partially mitigated by: the active involvement of senior management and the board of directors in all the affairs of the Company; open lines of communication within the Company; the present levels of activities and transactions within the Company being readily transparent; the thorough review of the Company’s financial statements by management, and the board of directors. However, these mitigating factors will not necessarily prevent the likelihood that a material misstatement will not occur as a result of the aforesaid weaknesses in the Company’s internal controls over financial reporting. A system of internal controls over financial reporting, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls over financial reporting are met.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report. Such remediation activities include the following:

(1)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Business experience
Name and position	Age	Term	during past 5 years	Other directorships

Abbas Salih	62	March 7, 2001	Director and officer	None
Chairman, President, CEO, CFO,		to	of the Company.
Director		Present

Mohammed Baymain	55	September 22, 2008	Director of the	None
Director		to	Company and
		Present	independent
businessman

Ralph Shearing	52	March 7, 2001	Director of both the	Soho Resources
Director		to	Company, and a	Corp., a reporting
		Present	natural resource	issuer in Canada.
exploration company.

Dr. Ralf Zabel	49	September 18, 2008	Officer of the	None
Vice-president - International Business		to	Company, and
Development and Operations		Present	independent
businessman

Abbas Salih, CEO, CFO, President, Director
Mr. Salih is a graduate of the Khartoum Technical Institute in the Sudan. He received his formal training while serving as a member of the Sudan Royal Air Force which included attendance at the British Royal Air Force Academy, Newton No. 9 in Nottingham, England, where he studied aircraft electronics and instrumentation.

Mr. Salih is a businessman and has conducted business in Europe, Middle East, and Canada most extensively in Germany and the Sudan, prior to 1994. Since 1992 Mr. Salih has been a senior officer and director to the issuer and currently resides in Dubai, UAE.

Ralph Shearing, Director
Mr. Shearing is a Professional Geologist, has extensive experience in the management of public companies. In addition to being a director of the Company, since 1986 he has been the President and Chief Executive Officer of Soho Resources Corp, a Canadian reporting issuer listed on the Toronto Venture Exchange. Soho’s principal business activity consists of the acquisition and exploration of mineral properties. During the five years rpior to September 2008, Mr. Shearing was the CEO and Secretary of the Company.

Mohammed Baymain, Director
Mr. Baymain is a resident of Dubai, U.A.E. Mr. Baymain is a resident of Dubai, U.A.E. For the past 10 years Mr. Baymain has operated an international trade business with branches in three regions, Riyadh, K.S.A., Republic of Yemen and Dubai, U.A.E. The business sells food products, furniture and carpets, construction materials and computers.

Dr. Ralf Zabel, Vice-president - International Business Development and Operations
Dr. Zabel is a resident of Germany and holds a Doctorate degree in Engineering from the University of Dresden, Germany. Dr. Zabel has held senior positions with Construction, Engineering and Architectural firms in German since 1986.

Term of Office

The directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

Family Relationships

There are no family relationships among directors, executive officers, officers or significant employees and any nominees chosen to hold these positions.

Significant Employees

We have no significant employees.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

As at the date hereof, the Audit Committee is comprised of Ralph Shearing, Abbas Salih and Mohammed Baymain. Ralph Shearing and Mohammed Baymain are independent. All of the members of the Audit Committee are “financially literate”.

The text of the Audit Committee Charter is attached below:

Charter of the Audit Committee of the Board of Directors of Strategic Internet Investments, Incorporated (the “Company”)

Article 1 – Mandate and Responsibilities

The Audit Committee is appointed by the board of directors of the Company (the “Board”) to oversee the accounting and financial reporting process of the Company and audits of the financial statements of the Company. The Audit Committee’s primary duties and responsibilities are to:

(a)	recommend to the Board the external auditor to be nominated for the purpose of preparing or issuing an auditor's report or performing other audit, review or attest services for the Company;

(b)	recommend to the Board the compensation of the external auditor;

(c)

oversee the work of the external auditor engaged for the purpose of preparing or issuing an auditor's report or performing other audit, review or attest services for the Company, including the resolution of disagreements between management and the external auditor regarding financial reporting;

(d)	pre-approve all non-audit services to be provided to the Company or its subsidiaries by the Company’s external auditor;

(e)	review the Company’s financial statements, 10-K (MD&A) and annual and interim earnings press releases before the Company publicly discloses this information;

(f)	be satisfied that adequate procedures are in place for the review of all other public disclosure of financial information extracted or derived from the Company’s financial statements, and to periodically assess the adequacy of those procedures;

(g)	establish procedures for:

(i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and

(ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters; and

(h)	review and approve the Company’s hiring policies regarding partners, employees and former partners and employees of the present and former external auditor of the Company.

The Board and management will ensure that the Audit Committee has adequate funding to fulfill its duties and responsibilities.

Audit Committee Oversight

Since the commencement of the Company’s most recently completed fiscal year, the Company’s Board of Directors has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an external auditor.

Pre-Approval Policies and Procedures

The Company has not adopted specific policies and procedures for the engagement of non-audit services. The Audit Committee will review the engagement of non-audit services as required.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Corporate Governance

The following is a summary of the Company’s corporate governance policies.

Board of Directors

The Board, at present, is composed of three directors, one of whom is an executive officer of the Company and two of whom are considered to be “independent”, as that term is defined in applicable securities legislation. Messrs. Ralph Shearing and Mohammed Baymain are considered to be independent directors. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

The Board is responsible for approving long-term strategic plans and annual operating plans and budgets recommended by management. Board consideration and approval is also required for material contracts and business transactions, and all debt and equity financing transactions.

The Board delegates to management responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on the Company’s business in the ordinary course, managing the Company’s cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board also looks to management to furnish recommendations respecting corporate objectives, long-term strategic plans and annual operating plans.

Directorships
Certain of the directors of the Company are also directors of other registrant (or equivalent) in a jurisdiction or a foreign jurisdiction as follows:

Name of Director	Other registrant (or equivalent in a foreign jurisdiction)

Ralph Shearing	Soho Resources Corp. (Reporting issuer – Canada)
Abbas Salih	None
Mohammed Baymain	None

Orientation and Continuing Education
The Company has not yet developed an official orientation or training program for new directors. As required, new directors will have the opportunity to become familiar with the Company by meeting with the other directors and with officers and employees. Orientation activities will be tailored to the particular needs and experience of each director and the overall needs of the Board.

Ethical Business Conduct
The Board monitors the ethical conduct of the Company and ensures that it complies with applicable legal and regulatory requirements, such as those of relevant securities commissions and stock exchanges. The Board has found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law, as well as the restrictions placed by applicable corporate legislation on the individual director’s participation in decisions of the Board in which the director has an interest, have been sufficient to ensure that the Board operates independently of management and in the best interests of the Company.

Nomination of Directors
The Board has not appointed a nominating committee because the Board fulfills these functions.

Compensation
The Board of Directors is responsible for determining all forms of compensation, including long-term incentive in the form of stock options, to be granted to the Chief Executive Officer of the Company and the directors, and for reviewing the Chief Executive Officer’s recommendations respecting compensation of the other officers of the Company, to ensure such arrangements reflect the responsibilities and risks associated with each position. When determining the compensation of its officers, the Board considers: i) recruiting and retaining executives critical to the success of the Company and the enhancement of shareholder value; ii) providing fair and competitive compensation; iii) balancing the interests of management and the Company’s shareholders; and iv) rewarding performance, both on an individual basis and with respect to operations in general.

Committees of the Board of Directors
The Board has appointed an Audit Committee, the members of which are Ralph Shearing, Abbas Salih, and Mohammed Baymain. A description of the function of the Audit Committee can be found in this under Item 15 – Principal Accountant Fees and Services.

The Board has not, as yet, adopted formal procedures for assessing the effectiveness of the Board, its Audit Committee or individual directors.

Code of Ethics

The Company has not adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2008 and 2007, are set out in the following summary compensation table:

Name	Year	Option Awards(1)	All Other Compensation(2)

Mohammed
Baymain	2008	$21,800	$ Nil
Director	2007	$ Nil	$ Nil

Ralph Shearing
Director	2008	$80,875	$66,938
	2007	$ Nil	$95,400

Abbas Salih
CEO, CFO, Director	2008	$80,875	$90,000
	2007	$ Nil	$90,000

(1)

The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions being used: expected dividend yield 0.0%; expected volatility 170%; risk-free interest rate; 3.30%; and expected term is 5 years.

(2)	The amount of All Other Compensation are the fees charged by the named executive officers pursuant to Management Services Agreements, as described below.

Management Contracts

On January 1, 2007 the Company entered into two Management Services Agreements with Abbas Salih, a director of the Company, and a company controlled by Ralph Shearing, a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management consulting services. These agreements were for a 24-month period expiring on December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

Effective September 12, 2008, the agreement with the company controlled by Ralph Shearing was terminated.

During the fiscal year ended December 31, 2008, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown above (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

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

As of the date of this Annual Report, a total of 12 employees including consultants, directors and officers have been granted share purchase options to acquire a total of 4,125,000 common shares of the Company at a weighted average price of $0.15 per share. Under the Plan, two directors of the Company have each been granted 1,200,000 share purchase options and a third director received 400,000 share purchase options, all at an exercise price of $0.15 per share.

The outstanding equity awards of the named executive officers, for our year ended December 31, 2008, are set out in the following outstanding equity awards table:

	Number of securities
	underlying unexercised
	options
Name	# exercisable	Option exercise price	Options expiration date

Abbas Salih
CEO, CFO, Director	1,200,000	$0.15	June 1, 2013

Ralph Shearing
Director	1,200,000	$0.15	June 1, 2013

Mohammed Baymain
Director	400,000	$0.15	September 30, 2013

All of these options were vested and exercisable on the date they were granted. None have been exercised.

Aggregated Options Exercised in the Year Ended December 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2008.

Repricing of Options/SARS

During the year ended December 31, 2008, the Company granted 4,225,000 (2007 – 125,000) share purchase options to directors and consultants of the Company entitling them to acquire 4,225,000 (2007 – 125,000) common shares at $0.15 per share, the closing price of the Company’s common stock on the date of the grants. 3,825,000 of these options were granted on June 1, 2008 and 400,000 were granted on October 1, 2008. The options have been granted with a term of 5 years (2007 – 5 years). In conjunction with the issuance of these new options, those same directors and consultants agreed to the cancellation of 1,931,000 previously issued share purchase options. The Company has charged to consulting fees on the statement of operations: $251,078 (2007 - $29,240) of compensation expense, for share purchase options awarded to directors and consultants during the period ended December 31, 2008. The weighted average fair value of the options granted during the period was $0.06 (2007 - $0.23) per option.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director, except for the granting of stock options, for the fiscal year ended December 31, 2008.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors have been granted stock options, and may in the future receive additional stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than stock options, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2009, there were 27,610,326 shares of our common stock outstanding. The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

Title of class	Name and address of beneficial owners(1)	Amount and nature of beneficial ownership	Percentage of class(2), (3)

Management
Common stock	Ralph Shearing	Nil (indirect) (4)	11%
	250-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	Abbas Salih	9,785,172 (indirect) (5)	46%
	Nisar Square, Benyas Centre Office No. 207
	P.O. Box 40088,
	Dubai, United Arab Emirates

Common stock	Mohammed Baymain	Nil (6)	*%
	Nisar Square, Benyas Centre Office No. 207
	P.O. Box 40088,
	Dubai, United Arab Emirates

Common stock	Ralf Zabel	60,000 (7)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany

Management total		9,845,172	49%

Beneficial owners
Common stock	Cede & Co.	8,548,765 (direct)	31%
	PO Box 20, Bowling Green Station
	New York, N.Y., U.S.A.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The beneficial owners, amounts, and percentage of class is based on 27,610,326 shares of common stock issued and outstanding as of March 31, 2009 as provide by the Company’s transfer agent.
(3)	* Less than 1%
(4)

The beneficial owner has the right to acquire 1,200,000 shares through the exercise of stock options and 2,320,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

(5)

The beneficial owner also has the right to acquire a further 1,200,000 shares through the exercise of stock options and 4,526,436 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

(6)	The beneficial owner has the right to acquire 400,000 shares through the exercise of stock options.
(7)	The beneficial owner has the right to acquire 100,000 shares through the exercise of stock options.

Changes in Control

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the $120,000.

The Company was charged the following by directors, officers, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2008	2007

Consulting fees	$184,223	$29,150
Interest	163,627	70,345
Management fees	156,938	185,400
Rent	17,760	22,120

	$522,548	$307,015

At December 31, 2008, accounts payable includes $442,684 (2007 - $288,276) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2008, accounts payable also includes $15,527 (2007 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management services. These agreements are for a 24-month period expiring on December 31, 2008. Effective September 12, 2008, one of the agreements was terminated. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

The Company also entered into a Consulting Services Agreement with a company controlled by a director of the Company. Under the terms of this agreement, the Company will pay $5,500 per month, plus taxes where applicable, for consulting services. This agreement was suspended in May 2007, and terminated in September 2008.

Director Independence

The Board, at present, is composed of three directors, one of whom is an executive officer of the Company and two of whom are considered to be “independent”, as that term is defined in applicable securities legislation. Messrs. Ralph Shearing and Mohammed Baymain are considered to be independent directors. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

Board of Directors

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company’s internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by BDO Dunwoody LLP, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$37,138	$32,870(1)
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$37,138	$32,870

(1)	Fees charged by Amisano Hanson prior to its merger with BDO Dunwoody LLP), for review of the Company's quarterly financial statements.

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2008. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Table of Exhibit
Items	Description	Exhibit

601-3(i)	Articles of Incorporation	Note 1
601-(3)(ii)	Bylaws	Note 1
601-(3)(iii)	Certificate of Amendment	Note 1
601-(10)	Stock Award Plan	Note 2
601-(31)	Rule 13a-14(a)/15d-14(a) Certifications	Exhibit 31
601-(32)	Section 1350 Certifications	Exhibit 32

Note 1:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2001
Note 2:	Incorporated by reference to Form 10-KSB Annual Report for the year ending December 31, 2002

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Strategic Internet Investments, Incorporated

Date:	April 15, 2009	/s/ Ralph Shearing
Ralph Shearing, Director

Date:	April 15, 2009	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director