Form 10-Q
period 2009-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2009-05-14
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

Commission File No. 033-28188

Strategic Internet Investments, Incorporated
(Registrant name)

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Nisar Square, Benyas Centre Office No. 207
P.O. Box 40088,
Dubai, United Arab Emirates

Registrant’s telephone number	009 714 223 1189

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

	Yes	( X )	No	( )

Indicate by check mark whether the registrant is a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).	Yes	( X )	No	( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	( X )	No	( )

Common shares outstanding as of March 31, 2009:	27,610,326

PART I – FINANCIAL INFORMATION

Forward Looking Statements.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock. As used in this report, the terms “we”, “us”, “our”, the “Company” and “Strategic” mean Strategic Internet Investments, Incorporated, unless otherwise indicated.

1. Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current
Cash	$112	$256
Prepaid expenses – Note 4	4,000	10,000
	4,112	10,256
Deferred investment costs – Notes 2 and 4	1	1
	$4,113	$10,257

LIABILITIES
Current
Accounts payable – Note 6	$539,035	$537,716
Loans payable – Note 3	515,527	492,839
TOTAL LIABILITIES	1,054,562	1,030,555
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 4	792,000	792,000
CAPITAL DEFICIT
Capital Stock – Notes 4, 5 and 6
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 outstanding (2008: 27,610,326 outstanding)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,635,642)	(9,605,491)
	(1,842,449)	(1,812,298)
	$4,113	$10,257

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 3, 4, and 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2009	2008	2009

General and Administrative Expenses
Accounting and audit fees	$14,000	$5,820	$303,317
Amortization	-	-	3,616
Communications	287	878	104,890
Consulting fees – Note 5 and 6	6,000	35,000	3,415,546
Interest – Notes 3 and 6	11,627	9,388	418,612
Investor relations	-	-	91,385
Legal fees	-	-	166,684
Management fees – Note 6	-	46,125	546,325
Office and general – Note 6	83	87	142,407
Regulatory fees	454	134	29,008
Rent – Note 6	-	6,000	135,615
Transfer agent fees (recovery)	440	(1,475)	43,633
Travel	-	-	110,120
Loss on disposal of equipment	-	-	1,481
Write-down of advances to
related party	-	-	606,337

Operating loss	(32,891)	(101,957)	(6,118,976)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (loss) on foreign exchange	2,740	2,672	(7,156)
Gain on settlement of payables	-	-	25,233
Write-down of deferred investment
costs – Note 4	-	-	(34,209)

Net loss for the period	$(30,151)	$(99,285)	$(6,996,224)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	27,610,326	26,860,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
			(Date of Inception) to
	Three months ended March 31,		March 31,
	2009	2008	2009
Operating Activities
Net loss for the period	$(30,151)	$(99,285)	$(6,996,224)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	6,000	35,000	2,474,554
Gain on settlement of payables	-	-	(25,233)
Net interest accrued on loans	11,627	9,388	55,272
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred investment costs	-	-	34,209
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accounts payable	1,319	52,616	676,980

Net cash used in operating activities	(11,205)	(2,281)	(1,341,293)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	11,061	19,379	813,720
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	11,061	19,379	1,987,049

Increase (decrease) in cash during the period	(144)	17,098	112
Cash, beginning of the period	256	65	-

Cash, end of the period	$112	$17,163	$112

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-
Issuance of stock to insiders on
March 7, 1989 – at $0.30	33,347	33	9,967	-	10,000

Balance December 31, 1989	33,347	33	9,967	-	10,000
Issuance of stock during public
offering for $3.00 per share, net of
offering costs of $27,270	33,348	33	72,697	-	72,730
Net loss	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	66	82,664	(84,159)	(1,429)
Net loss	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	66	82,664	(85,575)	(4,845)
Net loss	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	66	82,664	(90,288)	(7,558)
Net loss	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	66	82,664	(91,902)	(9,172)
Net loss	-	-	-	(1,863)	(1,863)

Balance December 31, 1994	66,695	66	82,664	(93,765)	(11,035)
Issuance of stock for services
rendered – at $0.03	50,000	50	1,450	-	1,500
Contributed capital	-	-	24,842	-	24,842
Net loss	-	-	-	(16,735)	(16,735)

Balance, December 31, 1995	116,695	116	$108,956	(110,500)	(1,428)
Net loss	-	-	-	(9,068)	(9,068)

Balance December 31, 1996	116,695	116	108,956	(119,568)	(10,496)
Issuance of stock for cash - $0.011	2,000,000	2,000	19,300	-	21,300
Contributed capital	-	-	600	-	600
Net loss	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	2,116	128,856	(141,829)	(10,857)
Issuance of stock services
- at $0.001	7,000,000	7,000	-	-	7,000
- at $0.01	620,000	620	5,580	-	6,200
Net loss	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	9,736,695	9,736	134,436	(194,137)	(49,965)
Net loss	-	-	-	(35,995)	(35,995)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	$9,736	$134,436	$(230,132)	$(85,960)

Issuance of stock for cash pursuant to a
private placement	– at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders’ fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	– at $0.50	328,356	328	163,851	-	164,179
	- at $ 1.55	13,383	13	20,731	-	20,744
	- at $ 3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a
private placement	- at $ 0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the
exercise of warrants	- at $ 2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting					-
	- at $ 0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred investment
costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	– at $0.05	100,000	100	4,900	-	5,000
	- at $ 0.055	60,000	60	3,240	-	3,300
	- at $ 0.10	105,000	105	10,395	-	10,500
	- at $ 0.148	27,000	27	3,973	-	4,000
	- at $ 0.20	175,000	175	34,825	-	35,000
	- at $ 0.209	17,143	17	3,583	-	3,600
	- at $ 0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	– at $0.20	458,135	458	91,169	-	91,627
	- at $ 0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services	– at $0.14	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement	– at $0.10	650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2003		17,305,596	$17,304	$3,110,855	$(4,286,668)	$(1,158,509)
Non-cash compensation charge		-	-	161,450	-	161,450
Issue of stock for cash pursuant to the
exercise of warrants	– at $0.10	320,000	320	31,680	-	32,000
	– at $0.05	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the
exercise of options	– at $0.25	205,000	205	51,045	-	51,250
Issue of stock for debt	– at $0.05	563,000	563	29,437	-	30,000
	– at $0.06	825,364	825	47,712	-	48,537
	– at $0.30	50,000	50	14,950	-	15,000
Issuance of stock for services	– at $2.00	10,000	10	19,990	-	20,000
	– at $0.35	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred
Investment costs	– at $0.05	(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss		-	-	-	(517,324)	(517,324)

Balance, December 31, 2004		18,972,675	18,971	3,557,111	(4,803,992)	(1,227,910)
Non-cash compensation charge		-	-	25,700	-	25,700
Issue of stock for cash pursuant to the
exercise of warrants	– at $0.07	75,820	76	5,232	-	5,308
	– at $0.10	357,760	358	35,417	-	35,775
	– at $0.11	299,724	300	31,270	-	31,570
	– at $0.21	16,803	17	3,483	-	3,500
Issue of stock for debt	– at $0.39	635,901	636	249,524	-	250,160
Issuance of stock for services	– at $0.25	950,000	950	236,550	-	237,500
	– at $0.36	100,000	100	35,900	-	36,000
	– at $0.50	121,000	121	60,379	-	60,500
	– at $0.54	20,000	20	10,680	-	10,700
	– at $0.84	50,000	50	41,950	-	42,000
Issuance of stock dividend	– at $0.65	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss		-	-	-	(517,270)	(517,270)

Balance, December 31, 2005		25,660,326	25,660	6,928,553	(7,960,680)	(1,006,467)

Issue of stock for cash pursuant to a private
placement	– at $0.40	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee	– at $0.40	100,000	100	39,900	-	40,000
Share issue costs		-	-	(43,000)	-	(43,000)
Beneficial conversion feature on
convertible debt		-	-	77,800	-	77,800
Net loss		-	-	-	(401,655)	(401,655)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private
placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible		-	-	39,600	-	39,600
debt
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible		-	-	122,262	-	122,262
debt
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(30,151)	(30,151)

Balance, March 31, 2009		27,610,326	$27,610	$7,765,583	$(9,635,642)	$(1,842,449)

SEE ACCOMPANYING NOTES

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,635,642 since its inception, has a working capital deficiency of $1,050,450 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,054,562. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2009, by issuing equity securities.

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2008, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2009 are not indicative of the results that may be expected for the full year.

2.	Deferred Investment Costs – Note 5

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainme nt Inc. with respect to the acquisition of Gulf Star World Development W.L.L., net of a write -down to a nominal value of $1 (December 31, 2008 - $1).

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable
			March 31,	December 31,
			2009	2008

	a)	Loan payable to a company controlled by a director of the Company including accrued interest of $4,102 (December 31, 2008 - $3,789). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$10,904	$10,591

	b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	34,478	23,417

	c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $22,281 (December 31, 2008 - $17,804), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the period ended March 31, 2009 an amount of $Nil (December 31, 2008 - $19,660) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants, ($73,685) would be recognized as an interest expense and credited to additional paid- in capital.

			186,047	181,570

	d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $28,889 (December 31, 2008 - $22,052), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. During the period ended March 31, 2009 an amount of $Nil (December 31, 2008 - $102,602) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants ($113,338) would be recognized as an interest expense and credited to additional paid-in capital.

			284,098	277,261

			$515,527	$492,839

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5

Capital Stock

On June 1, 2008, the Company issued 750,000 common shares to two consultants for consulting services to be provided over a twelve month period, valued at $52,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. In September 2008 the Company terminated its agreement with one of the consultants and the remaining value of these shares was charged to operations. As a result as at March 31, 2009, $4,000 (December 31, 2008 - $10,000) is remaining in prepaid expenses.

Class A Convertible Preferred Shares

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

Stock-based Compensation

In previous periods, the Company granted share purchase options to directors, employees, and consultants of the Company at the closing price of the Company’s common stock on the date of the grants. The options have been granted with a term of 5 years.

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

As no options were granted during the three month periods ending March 31, 2008 and 2009, there was no non-cash compensation charge for the three-month periods ended March 31, 2008 or 2009.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5 – (cont’d) Stock-based Compensation – (cont’d)

During the period ended March 31, 2009, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2007	2,087,000	$ 0.23	0.96 years	$-
Granted during the year	4,225,000	$ 0.15	5.00 years	-
Cancelled during the period	(2,187,000)	$ 0.23	0.73 years	-
Options outstanding at December 31, 2008
and March 31, 2009	4,125,000	$ 0.15	4.20 years	$-

At March 31, 2009, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

3,725,000	$0.15	June 1, 2013
400,000	$0.15	September 30, 2013
4,125,000

At March 31, 2009 and December 31, 2008 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
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

As at March 31, 2009 there has been no activity or changes involving the Dream Island project since March 13, 2006.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
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
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

5.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of		Weighted
		Preferred	Number of	Average Price
Year		Shares	Common Shares	Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$ 1,500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred investment cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred investment cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	1,135,000	$0.29	333,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160
2005	Stock dividend	-	4,120,643	$0.65	2,678,418
2006	Finders’ fee	-	100,000	$0.40	40,000
2007	Consulting fees	-	700,000	$0.20	140,000
2008	Consulting fees	-	750,000	$0.07	52,000

		198,000	20,589,343		$ 6,530,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 2 and 3

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2009	2008	2009

Consulting fees	$-	$-	$249,043
Interest	11,627	9,388	270,847
Management fees	-	46,125	546,325
Office and general	-	-	26,944
Rent	-	6,000	130,232

	$11,627	$61,513	$1,223,391

At March 31, 2009, accounts payable includes $442,648 (December 31, 2008 - $442,684) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At March 31, 2009, accounts payable also includes $15,527 (December 31, 2008 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

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

Subsequent to March 31, 2009, the Company was advanced $17,486 in loans payable from companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United

States generally accepted accounting principles (“GAAP”).

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured.

The Company has been devoting its business efforts to real estate development projects located in Bahrain and Turkey. Current projects include the Dream Island Resort project which is located in Manama, Bahrain; and the Port Residence Project located in Calkaya, Turkey.

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

As at March 31, 2008 there has been no activity or changes involving the Dream Island project since March 13, 2006.

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

2)

The shareholders of TurkCo shall grant a secondary option to the Company to purchase on a pro -rata basis the remaining 70% of the outstanding shares of TurkCo at the price as described below, (the “Second Share Purchase Option”). The Second Share Purchase Option may only be exercised by the Company upon full exercise of the Initial Share Purchase Option, unless TurkCo agrees to allow an earlier exercise as requested by the Company.

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
$100,000

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,054,562. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Results of Operations

During the quarter ended March 31, 2009, the Company incurred general and administrative expenses totaling $32,891 compared to $101,957 during the same period of the previous year.

The changes in our general and administrative expenses for the three month period ended March 31, 2009 when compared to the three month period ended March 31, 2009 was primarily due to:

a)

The increase in accounting, audit, and legal fees during the three month period ended March 31, 2009 versus March 31, 2008 was due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)	The decrease in consulting expense is mainly due to the issuance of shares for consulting services options during 2008, while no new consulting agreements were entered into during the current period.

c)

Management fees declined by $46,125 during the current period as a result of a director resigning his position as CEO in September 2008, and the resulting termination of his management contract fees at that time. And the termination of the other remaining management contract as of December 31, 2008.

d)	The increase in interest of $2,239 is attributed to the principal balance on its loans increasing compared to the comparative 2008 period.

e)

Regulatory and transfer agent fees increased by $1,915. During the three month period ended March 31, 2008 the Company recorded a $2,000 reversal of an over-accrued liability recorded in prior years, relating to transfer agent fees.

f)	Rent decreased because the Company terminated its Vancouver office facilities concurrent with the resignation of the former CEO in September 2008.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of March 31, 2009, the Company had total current assets of $4,112 and total liabilities of $1,054,562. As of March 31, 2009, the Company had cash of $112 and a working capital deficiency of $1,050,450 as of March 31, 2009 compared to cash on hand of $256 and a working capital deficiency of $1,020,299 for the year ended December 31, 2008. We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,054,562. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the three month period ended March 31, 2009 was $11,205 as compared to cash used by operating activities for the same period in 2008 of $2,281. The increase in cash used in operating activities was primarily due to the decrease in cash expenditures on consulting fees, management fees and rent.

The Company has the following loans outstanding as of March 31, 2009:

A $10,904 loan payable to a company controlled by a director of the Company including accrued interest of $4,102 (December 31, 2008 - $3,789). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$34,478 in loans payable to companies controlled by directors of the Company are unsecured, non-interest bearing, and repayable upon demand.

A $186,047 loan payable to a company controlled by a director of the Company, including accrued interest payable of $22,281 (December 31, 2008 - $17,804), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the three month period ended March 31, 2009 an amount of $Nil (2008 - $Nil) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants ($73,685) would be recognized as an interest expense and credited to additional paid-in capital.

A $284,098 loan payable to a company controlled by a director of the Company, including accrued interest of $28,889 (December 31, 2008 - $22,052), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. During the three month period ended March 31, 2009 an amount of $Nil (2008 - $Nil) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants ($113,338) would be recognized as an interest expense and credited to additional paid-in capital.

Subsequent to March 31, 2009, the Company was advanced $17,486 in loans payable from companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2009, we had cash of $112 and we estimate that we will require approximately $100,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,054,562. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our March 31, 2009 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of March 31, 2009, we had cash of $112 and we estimate that we will require approximately $100,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,054,562. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

In connection with the restatement of our financial results for the year ended December 31, 2007, under the direction of our management, we have re-evaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our past acquisitions, stock-based compensation calculations, settlement of debts and the determination of impairment.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2009, our disclosure controls and procedures were ineffective as discussed in greater detail above. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

None

1.	A Risk Factors

Not applicable

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure &

Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At March 31, 2009, the Star Leisure loan principal was $255,209 and had accrued interest of $28,889. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of March 31, 2009. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd.

(“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At March 31, 2009, the CMB loan principal was $163,766 and had accrued interest of $22,281. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of March 31, 2009. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended March 31, 2009.

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

Strategic Internet Investments, Incorporated

Date:	May 11, 2009	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director