Form 10-Q
period 2009-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2009-11-19
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Registrant name

Delaware	84-1116458
State of incorporation	IRS Employer Identification

Nisar Square, Benyas Centre Office No. 207 P.O. Box 40088, Dubai, United Arab Emirates	009 714 223 1189
Address of principal executive offices:	Registrant’s telephone number

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
Yes [X]     No [   ]

Common shares outstanding as of September 30, 2009: 27,610,326

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

September 30, 2009

(Stated in U.S. Dollars)

 (Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current
Cash	$4,132	$256
Prepaid expenses – Note 4	-	10,000

	4,132	10,256

Deferred investment costs – Note 2	-	1

	$4,132	$10,257

LIABILITIES

Current
Accounts payable – Note 6	$559,725	$537,716
Loans payable – Note 3	601,722	492,839

TOTAL LIABILITIES	1,161,447	1,030,555

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 4	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 4, 5 and 6
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 outstanding (2008: 27,610,326)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,742,508)	(9,605,491)

	(1,949,315)	(1,812,298)

	$4,132	$10,257

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 3 and 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

General and Administrative Expenses
Accounting and audit fees	$15,148	$7,427	$58,901	$34,521	$348,218
Amortization	-	-	-	-	3,616
Communications	301	782	919	2,141	105,522
Consulting fees – Notes 5 and 6	-	61,320	10,000	338,878	3,419,546
Interest – Notes 3 and 6	12,486	51,799	36,160	82,033	443,145
Investor relations	-	-	-	-	91,385
Legal fees	-	-	-	1,658	166,684
Management fees – Note 6	-	42,188	-	134,438	546,325
Office and general – Note 6	47	504	781	717	143,105
Regulatory fees	1,216	703	6,816	2,417	35,370
Rent – Note 6	-	5,760	-	17,760	135,615
Transfer agent fees (recovery)	375	525	940	(575)	44,133
Travel	2,600	-	2,600	-	112,720
Loss on disposal of equipment	-	-	-	-	1,481
Write-down of advances to
related party	-	-	-	-	606,337

Operating loss	(32,173)	(171,008)	(117,117)	(613,988)	(6,203,202)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(12,995)	4,932	(19,899)	6,420	(29,795)
Gain on settlement of payables	-	-	-	-	25,233
Write-down of deferred investment costs
– Note 2	-	-	(1)	-	(34,210)

Net loss for the period	$(45,168)	$(166,076)	$(137,017)	$(607,568)	$(7,103,090)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common
shares outstanding	27,610,326	27,610,326	27,610,326	27,194,268

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Nine months ended		(Date of Inception) to
	September 30,		September 30,
	2009	2008	2009
Operating Activities
Net loss for the period	$(137,017)	$(607,568)	$(7,103,090)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	52,262	239,662
Communications	-	-	28,000
Consulting fees	10,000	123,750	2,478,554
Gain on settlement of payables	-	-	(25,233)
Net interest accrued on loans	36,160	16,771	79,805
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	215,128	736,053
Termination fees	-	-	792,000
Write-down of deferred investment costs	1	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accounts payable	22,009	136,399	697,670

Net cash used in operating activities	(68,847)	(63,258)	(1,398,935)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	72,723	64,297	875,382
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	72,723	64,297	2,048,711

Increase in cash during the period	3,876	1,039	4,132
Cash, beginning of the period	256	65	-

Cash, end of the period	$4,132	$1,104	$4,132

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$13,000	$93,859

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2009
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	$9,736	$134,436	$(230,132)	$(85,960)

Issuance of stock for cash pursuant to a
- at $0.01 private placement	– at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders’ fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	– at $0.50	328,356	328	163,851	-	164,179
	- at $1.55	13,383	13	20,731	-	20,744
	- at $3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a
- at $0.01 private placement	- at $0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the
- at $0.01 exercise of warrants	- at $2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting					-
	- at $0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred investment
costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	– at $0.05	100,000	100	4,900	-	5,000
	- at $0.055	60,000	60	3,240	-	3,300
	- at $0.10	105,000	105	10,395	-	10,500
	- at $0.148	27,000	27	3,973	-	4,000
	- at $0.20	175,000	175	34,825	-	35,000
	- at $0.209	17,143	17	3,583	-	3,600
	- at $0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	– at $0.20	458,135	458	91,169	-	91,627
	- at $0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services	– at $0.14	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private
placement	– at $0.10	650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2009
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private
placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible		-	-	39,600	-	39,600
debt
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible		-	-	122,262	-	122,262
debt
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(137,017)	(137,017)

Balance, September 30, 2009		27,610,326	$27,610	$7,765,583	$(9,742,508)	$(1,949,315)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to developing real estate projects in the Middle East.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,742,508 since its inception, has a working capital deficiency of $1,157,315 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,161,447. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

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

The results of operations for the nine months ended September 30, 2009 are not indicative of the results that may be expected for the full year.

2.	Deferred Investment Costs

Deferred investment costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. (“Star Leisure”) with respect to the acquisition of Gulf Star World Development W.L.L (“Gulf Star”). By a letter of agreement dated July 11, 2002, the Company agreed to purchase 80% of the outstanding shares of Gulf Star, a Bahrain corporation, from Star Leisure. Star Leisure is controlled by a director of the Company. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located in Bahrain. In 2005, due to the uncertainty of the future viability of the Dream Island project, the Company wrote-down the associated deferred investment costs to a nominal value of $1. On May 20, 2009 the letter of agreement was terminated and the remaining related investment costs written-off.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		September 30,	December 31,
		2009	2008

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $4,768 (December 31, 2008 - $3,789). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$11,570	$10,591

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	96,140	23,417

c)	Loan payable to a company controlled by a director of the Company, including accrued interest payable of $31,726 (December 31, 2008 - $17,804), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the period ended September 30, 2009 an amount of $Nil (December 31, 2008 - $19,660) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants, $73,685 would be recognized as an interest expense and credited to additional paid- in capital.	195,492	181,570

d)	Loan payable to a company controlled by a director of the Company, including accrued interest of $43,311 (December 31, 2008 - $22,052), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. During the period ended September 30, 2009 an amount of $Nil (December 31, 2008 - $102,602) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants $113,338 would be recognized as an interest expense and credited to additional paid-in capital.	298,520	277,261

		$601,722	$492,839

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5

Capital Stock

On June 1, 2008, the Company issued 750,000 common shares to two consultants for consulting services to be provided over a twelve month period, valued at $52,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. In September 2008 the Company terminated its agreement with one of the consultants and the remaining value of these shares was charged to operations. As a result as at September 30, 2009, $Nil (December 31, 2008 - $10,000) is remaining in prepaid expenses.

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

During the current period the Company did not grant any stock options to consultants, while during the period ended September 30, 2008 the Company granted stock options to consultants with a fair value of $215,128.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5 – (cont’d) Stock-based Compensation – (cont’d)

During the period ended September 30, 2009, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years	$-
Granted during the year	4,225,000	$0.15	5.00 years	-
Cancelled during the period	(2,187,000)	$0.23	0.73 years	-
Options outstanding at December 31, 2008	4,125,000	$0.15	3.96 years	$-

Cancelled during the period	(400,000)	$0.15	4.24 years	-
Options outstanding at September 30, 2009	3,725,000	$0.15	3.67 years	$-

At September 30, 2009, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

3,725,000	$0.15	June 1, 2013

At September 30, 2009 and December 31, 2008 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
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
September 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 2 and 3

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28, 19889
	Three months ended		Nine months ended		(Date of Inception) to
	September 30,		September 30,		September 30, 2008
	2009	2008	2009	2008	2009

Consulting fees	$-	$-	$-	$-	$249,043
Interest	12,486	51,799	36,160	82,033	295,380
Management fees	-	42,188	-	134,438	546,325
Office and general	-	-	-	-	26,944
Rent	-	5,760	-	17,760	130,232

	$12,486	$99,747	$36,160	$234,231	$1,247,924

At September 30, 2009, accounts payable includes $457,270 (December 31, 2008 - $442,684) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At September 30, 2009, accounts payable also includes $15,527 (December 31, 2008 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services. These agreements were for a 24-month period and expired on December 31, 2008. Effective September 12, 2008, one of the agreements was terminated and the other was not renewed subsequent to December 31, 2008. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

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

Plan of Operation

The Company had been devoting its business efforts to real estate development projects located in Bahrain and Turkey. During April and May 2009, the Company terminated its involvement in these projects. The Company plans to investigate new real estate development projects during the remainder of its 2009 fiscal year and during 2010.

Our estimated cash expenses over the next twelve months are as follows:

Accounting , audit, and legal fees	$60,000
Consulting and management fees	10,000
Interest	20,000
General and administrative expenses	3,000
Regulatory and transfer agent fees	7,000
$100,000

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,161,447. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Results of Operations

During the quarter ended September 30, 2009, the Company incurred general and administrative expenses totaling $32,173 compared to $171,008 during the same period of the previous year.

The changes in our general and administrative expenses for the nine month period ended September 30, 2009 when compared to the nine month period ended September 30, 2008 was primarily due to:

a)

The increase in accounting, audit, and legal fees was due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)

Consulting fees expense includes the fair value of stock options granted to consultants as part of their remuneration. During the current period the Company did not grant any stock options to consultants, while during the period ended September 30, 2008 the Company granted stock options to consultants with a fair value of $215,128. In addition, the September 30, 2008 consulting fees expense included the issuance of shares for consulting services, while no new consulting agreements were entered into during the current period.

c)

Management fees declined by $134,438 during the current period as a result of a director resigning his position as CEO in September 2008, and the resulting termination of his management contract fees at that time. And the termination of the other remaining management contract as of December 31, 2008.

d)

Interest on loans increased by $6,389, this is attributed to the principal balance on its loans increasing compared to the comparative 2008 period. During the comparative 2008 period the Company recognized $52,262 as the intrinsic value of the beneficial conversion feature of convertible loans and this amount was included in interest expense. There were no beneficial conversion feature charges during the 2009 period, resulting in a net decrease in interest expense of $45,873.

e)

Regulatory and transfer agent fees increased by $5,914. During the three month period ended March 31, 2008 the Company recorded a $2,000 reversal of an over-accrued liability recorded in prior years, relating to transfer agent fees. And as of September 2008, the Company is now required to make public disclosure filings with Canadian regulators, as well as filing in the USA. This has increased the regulatory fees expense.

f)	Rent decreased because the Company terminated its Vancouver office facilities concurrent with the resignation of the former CEO in September 2008.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of September 30, 2009, the Company had total current assets of $4,132 and total liabilities of $1,161,447. The Company had cash of $4,132 and a working capital deficiency of $1,157,315 as of September 30, 2009 compared to cash on hand of $256 and a working capital deficiency of $1,020,299 for the year ended December 31, 2008. We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,161,447. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the nine month period ended September 30, 2009 was $68,847 as compared to cash used by operating activities for the same period in 2008 of $63,258. The cash used in operating activities is consistent with the same period in the previous year.

The Company has the following loans outstanding as of September 30, 2009:

An $11,570 loan payable to a company controlled by a director of the Company including accrued interest of $4,768 (December 31, 2008 - $3,789). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$96,140 in loans payable to companies controlled by directors of the Company are unsecured, non-interest bearing, and repayable upon demand.

A $195,492 loan payable to a company controlled by a director of the Company, including accrued interest payable of $31,726 (December 31, 2008 - $17,804), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the nine month period ended September 30, 2009 an amount of $Nil (2008 - $11,160) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants $73,685 would be recognized as an interest expense and credited to additional paid-in capital.

A $298,520 loan payable to a company controlled by a director of the Company, including accrued interest of $43,311 (December 31, 2008 - $22,052), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. During the nine month period ended September 30, 2009 an amount of $Nil (2008 - $41,102) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan, the fair value of the warrants $113,338 would be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2009, we had cash of $4,132 and we estimate that we will require approximately $100,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,161,447. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our September 30, 2009 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2009, we had cash of $4,132 and we estimate that we will require approximately $100,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,161,447. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2009, our disclosure controls and procedures were ineffective as discussed in greater detail above. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

None

1.	A Risk Factors

Not applicable

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2009, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2009. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2009, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2009. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2009.

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

Strategic Internet Investments, Incorporated

Date:	November 10, 2009	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director