Form 10-K
period 2009-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2010-04-15
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[     ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number  033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-1116458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Nisar Square, Benyas Centre Office No. 207
P.O. Box 40088
Dubai, United Arab Emirates	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 009 714 223 1189

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:
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

Yes [ x ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]  No [    ]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ x ]   No [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $178,252 based on a price of $0.01 per share, being the price the common equity last sold on April 17, 2009 as quoted on the OTC Bulletin Board.

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

Yes [    ]  No [    ]  N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,610,326 common shares issued and outstanding as of March 31, 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of the holders of our company’s securities during the year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Google Finance (www.google.com), was as follows:

Year	Period	High	Low

2010	First quarter	$0.01	$0.01

2009	First quarter	$0.01	$0.01
	Second quarter	$0.01	$0.01
	Third quarter	$0.01	$0.01
	Fourth quarter	$0.01	$0.01

2008	First quarter	$0.10	$0.05
	Second quarter	$0.10	$0.07
	Third quarter	$0.07	$0.05
	Fourth quarter	$0.05	$0.01

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of March 31, 2010, we have approximately 129 registered stockholders and 27,610,326 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,725,000	$0.15	416,549

Total	3,725,000	$0.15	416,549

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2009, the Star Leisure loan principal was $255,209 and had accrued interest of $50,835. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of December 31, 2009. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2009, the CMB loan principal was $163,766 and had accrued interest of $36,653. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

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

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Bahrain and Turkey. These projects included the Dream Island Resort project located in Manama, Bahrain; and the Port Residence Project located in Calkaya, Turkey. Both these projects were terminated during April and May 2009. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2010 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$60,000
General and administrative expenses	3,500
Regulatory and transfer agent fees	8,500
$72,000

The Company also estimates it will accrue interest expenses of $52,000 over the next 12 months on loans due to related parties. It is not anticipated the interest will be paid in cash during 2010, and therefore interest has been excluded from the above list of cash expenses.

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,175,414. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2009 and 2008 are summarized as follows:

	Year Ended	Year Ended	Percentage
	December 31,	December 31,	Increase
	2009	2008	(Decrease)
Revenue	Nil	Nil	-
Expenses	$131,709	$746,050	(82%	)
Other Expenses (Income)	$23,096	$(22,239)	(204%	)
Net Income (loss)	$(154,805)	$(723,811)	(79%	)

Revenues

We have had no operating revenues for the years ended December 31, 2009 and 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The major components of our general and administrative expenses for the years ended December 31, 2009 and 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	December 31,	December 31,	Increase
	2009	2008	(Decrease)
Accounting , audit, and legal fees	$59,980	$53,064	13%
Consulting, management fees, and stock based compensation	10,000	505,416	(98%	)
Interest	48,961	163,627	(70%	)
Office and communications	1,909	3,043	(37%	)
Regulatory and transfer agent fees	8,209	3,051	169%
Rent	-	17,760	(100%	)
Travel	2,650	89	2878%
Total Operating Expenses	$131,709	$746,050	(82%	)

The decrease in our general and administrative expenses for the year ended December 31, 2009 was primarily due to:

a)

The increase in accounting, audit, and legal fees from 2008 to 2009 due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)

During 2008 the consulting, management fees, and stock based compensation expense was unusually high, mainly due to the granting of 4,225,000 new stock options. In accordance with GAAP, these options were deemed to have a fair value of $251,078. There were no stock options granted during 2009.

Management fees declined by $156,938 in 2009 as a result of a director resigning his position as CEO in September 2008, and the resulting termination of his management contract fees at that time. Another director’s management contract expired on December 31, 2008. There were no management contracts during 2009.

c)

In 2008, interest expense included $122,262 as the fair value of the beneficial conversion feature of the convertible loans made during the year. There were no new convertible loans during the 2009 year, and therefore no associated beneficial conversion feature expense. There was a $7,596 increase in interest expense in 2009 attributed to the principal balance on its loans increasing during the year.

d)

Regulatory and transfer agent fees were unusually low in 2008 mainly due to the Company recording a $2,000 reversal of an over-accrued liability recorded in prior years, relating to transfer agent fees. In addition the Company incurred a full year of Canadian regulatory filing fees in 2009, compared to only a partial year’s fees in 2008.

e)	Rent decreased because the Company terminated its Vancouver office facilities concurrent with the resignation of the former CEO in September 2008.

f)	The increased travel expense relate to the costs of a directors’ meeting during 2009.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2009, the Company had total current assets of $311 and total liabilities of $1,175,414. The Company had cash of $311 and a working capital deficiency of $1,175,103 as of December 31, 2009 compared to cash on hand of $256 and a working capital deficiency of $1,020,299 as of December 31, 2008. We anticipate that we will incur approximately $72,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,175,414. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2009 was $82,857 as compared to cash used by operating activities for the same period in 2008 of $134,347. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures on communications, management fees and rent.

The Company has the following loans outstanding as of December 31, 2009:

A $11,920 Loan payable to a company controlled by a director of the Company including accrued interest of $5,118 (2008 -$3,789). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$106,329 in loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.

A $200,419 loan payable to a company controlled by a director of the Company, including accrued interest payable of $36,653 (2008 - $17,804), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $306,044 loan payable to a company controlled by a director of the Company, including accrued interest of $50,835 (2008 - $22,052), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2010, we had cash of $200 and we estimate that we will require approximately $72,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,175,414. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2009 and 2008 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of March 31, 2010, we had cash of $200 and we estimate that we will require approximately $72,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,175,414. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements

ASC 805. FASB Statement No. 141(R) Business Combinations. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

Recent Accounting Pronouncements Not Yet Adopted

ASC 810. The FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements —an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810, Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 815. The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 105. The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this statement during the fourth quarter of 2009. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 470-20. The FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB 14-1). FSP APB 14-1 was incorporated into ASC 470-20, Distinguising Liabilities vs Equity. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, ASC 470-20 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. ASC 470-20is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 470-20. The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguising Liabilities vs Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 855. The FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The preparation of our financial statements requires management to make estimates and assumptions regarding future events. These estimates and assumptions affect the reported amounts of certain assets and liabilities, and disclosure of contingent liabilities.

Stock-based Compensation

The Company accounts for stock-based compensation using ASC 718 which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option valuation models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options.

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2009 and 2008, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. For the convertible debt securities outstanding as at December 31, 2008 and 2007, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Stated in U.S. Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the “Company”, a Development Stage Company) as of December 31, 2009 and 2008 and the statements of operations, cash flows and changes in capital deficit for the years then ended and the period from inception (February 28, 1989) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Strategic Internet Investments, Incorporated as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 28, 1989) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
April 9, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) BALANCE SHEETS (Stated in U.S. Dollars)

	December 31,	December 31,
	2009	2008

ASSETS

Current
Cash	$311	$256
Prepaid expenses – Note 5	-	10,000

	311	10,256

Deferred costs – Note 3	-	1

	$311	$10,257

LIABILITIES

Current
Accounts payable – Note 7	$550,702	$537,716
Loans payable – Note 4	624,712	492,839

TOTAL LIABILITIES	1,175,414	1,030,555

Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding – Note 5	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 4, 5 and 7
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding
Common stock, $0.001 par value 100,000,000 authorized 27,610,326 issued (2008: 27,610,326 issued)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,760,296)	(9,605,491)

	(1,967,103)	(1,812,298)

	$311	$10,257

Nature of Operations and Ability to Continue as a Going Concern – Note 1 Commitments – Notes 4 and 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) STATEMENTS OF OPERATIONS (Stated in U.S. Dollars)

	Years ended December 31,		Cumulative from February 28, 1989 (Date of Inception) to December 31,
	2009	2008	2009

General and Administrative Expenses
Accounting and audit fees	$59,980	$46,469	$349,297
Amortization	-	-	3,616
Communications	1,086	2,151	105,689
Consulting fees – Note 7	10,000	348,478	3,419,546
Interest – Notes 4 and 7	48,961	163,627	455,946
Investor relations	-	-	91,385
Legal fees	-	6,595	166,684
Management fees – Note 7	-	156,938	546,325
Office and general	823	892	143,147
Regulatory fees	6,894	3,251	35,448
Rent – Note 7	-	17,760	135,615
Transfer agent fees (recovery)	1,315	(200)	44,508
Travel	2,650	89	112,770
Loss on disposal of equipment	-	-	1,481
Write-down of advances to related party	-	-	606,337

Operating loss	(131,709)	(746,050)	(6,217,794)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (loss) on foreign exchange	(23,095)	22,239	(32,991)
Gain on settlement of payables	-	-	25,233
Write-down of deferred costs – Note 3	(1)	-	(34,210)

Net loss for the period	$(154,805)	$(723,811)	$(7,120,878)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average common shares outstanding	27,610,326	27,215,121

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) STATEMENTS OF CASH FLOWS (Stated in U.S. Dollars)

			Cumulative from
			February 28, 1989
			(Date of Inception) to
	Years ended December 31,		December 31,
	2009	2008	2009
Operating Activities
Net loss for the period	$(154,805)	$(723,811)	$(7,120,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	122,262	239,662
Communications	-	-	28,000
Consulting fees	10,000	97,400	2,478,554
Gain on settlement of payables	-	-	(25,233)
Net interest accrued (paid) on loans	48,961	(35,441)	92,606
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	251,078	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	1	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accounts payable	12,986	154,165	688,647

Net cash used in operating activities	(82,857)	(134,347)	(1,412,945)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	82,912	134,538	885,571
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	82,912	134,538	2,058,900

Increase in cash during the period	55	191	311

Cash, beginning of the period	256	65	-

Cash, end of the period	$311	$256	$311

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$76,806	$93,859

Non-cash Transactions – Note 6
SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, February 28, 1989		-	$-	$-	$-	$-
Issuance of stock to insiders on March 7, 1989	- at $0.30	33,347	33	9,967	-	10,000

Balance December 31, 1989		33,347	33	9,967	-	10,000
Issuance of stock during public offering for $3.00 per share, net of offering costs of $27,270		33,348	33	72,697	-	72,730
Net loss		-	-	-	(84,159)	(84,159)

Balance, December 31, 1990		66,695	66	82,664	(84,159)	(1,429)
Net loss		-	-	-	(3,416)	(3,416)

Balance, December 31, 1991		66,695	66	82,664	(85,575)	(4,845)
Net loss		-	-	-	(2,713)	(2,713)

Balance, December 31, 1992		66,695	66	82,664	(90,288)	(7,558)
Net loss		-	-	-	(1,614)	(1,614)

Balance, December 31, 1993		66,695	66	82,664	(91,902)	(9,172)
Net loss		-	-	-	(1,863)	(1,863)

Balance December 31, 1994		66,695	66	82,664	(93,765)	(11,035)
Issuance of stock for services rendered	- at $0.03	50,000	50	1,450	-	1,500
Contributed capital		-	-	24,842	-	24,842
Net loss		-	-	-	(16,735)	(16,735)

Balance, December 31, 1995		116,695	116	108,956	(110,500)	(1,428)
Net loss		-	-	-	(9,068)	(9,068)

Balance December 31, 1996		116,695	116	108,956	(119,568)	(10,496)
Issuance of stock for cash	- at $0.011	2,000,000	2,000	19,300	-	21,300
Contributed capital		-	-	600	-	600
Net loss		-	-	-	(22,261)	(22,261)

Balance, December 31, 1997		2,116,695	2,116	128,856	(141,829)	(10,857)
Issuance of stock services	- at $0.001	7,000,000	7,000	-	-	7,000
	- at $0.01	620,000	620	5,580	-	6,200
Net loss		-	-	-	(52,308)	(52,308)

Balance, December 31, 1998		9,736,695	9,736	134,436	(194,137)	(49,965)
Net loss		-	-	-	(35,995)	(35,995)

						…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	$9,736	$134,436	$(230,132)	$(85,960)
Issuance of stock for cash pursuant to a private placement	- at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders’ fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	- at $0.50	328,356	328	163,851	-	164,179
	- at $1.55	13,383	13	20,731	-	20,744
	- at $3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a private placement	- at $0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the exercise of warrants	- at $2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting	- at $0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	- at $0.05	100,000	100	4,900	-	5,000
	- at $0.055	60,000	60	3,240	-	3,300
	- at $0.10	105,000	105	10,395	-	10,500
	- at $0.148	27,000	27	3,973	-	4,000
	- at $0.20	175,000	175	34,825	-	35,000
	- at $0.209	17,143	17	3,583	-	3,600
	- at $0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	- at $0.20	458,135	458	91,169	-	91,627
	- at $0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services		1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement – at $0.10		650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

						…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2003		17,305,596	$17,304	$3,110,855	$(4,286,668)	$(1,158,509)
Non-cash compensation charge		-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of warrants	- at $0.10	320,000	320	31,680	-	32,000
	- at $0.05	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of options	- at $0.25	205,000	205	51,045	-	51,250
Issue of stock for debt	- at $0.05	563,000	563	29,437	-	30,000
	- at $0.06	825,364	825	47,712	-	48,537
	- at $0.30	50,000	50	14,950	-	15,000
Issuance of stock for services	- at $2.00	10,000	10	19,990	-	20,000
	- at $0.35	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred Investment costs	- at $0.05	(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss		-	-	-	(517,324)	(517,324)

Balance, December 31, 2004		18,972,675	18,971	3,557,111	(4,803,992)	(1,227,910)
Non-cash compensation charge		-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of warrants	- at $0.07	75,820	76	5,232	-	5,308
	- at $0.10	357,760	358	35,417	-	35,775
	- at $0.11	299,724	300	31,270	-	31,570
	- at $0.21	16,803	17	3,483	-	3,500
Issue of stock for debt	- at $0.39	635,901	636	249,524	-	250,160
Issuance of stock for services	- at $0.25	950,000	950	236,550	-	237,500
	- at $0.36	100,000	100	35,900	-	36,000
	- at $0.50	121,000	121	60,379	-	60,500
	- at $0.54	20,000	20	10,680	-	10,700
	- at $0.84	50,000	50	41,950	-	42,000
Issuance of stock dividend	- at $0.65	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss		-	-	-	(517,270)	(517,270)

Balance, December 31, 2005		25,660,326	25,660	6,928,553	(7,960,680)	(1,006,467)
Issue of stock for cash pursuant to a private placement	- at $0.40	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee	- at $0.40	100,000	100	39,900	-	40,000
Share issue costs		-	-	(43,000)	-	(43,000)

Beneficial conversion feature on convertible debt		-	-	77,800	-	77,800
Net loss		-	-	-	(401,655)	(401,655)

						…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	- at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	- at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	- at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	$27,610	$7,765,583	$(9,760,296)	$(1,967,103)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,760,296 since its inception, has a working capital deficiency of $1,175,103 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $72,000 over the twelve months ended December 31, 2009 to continue operations as well as the Company estimates it will accrue interest expenses of $52,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,175,414. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2010, by issuing equity securities.

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
December 31, 2009 and 2008
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Development Stage Company

The Company is a development stage company and is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than- not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Accrued interest and penalties are included within unrecognized tax benefits and other long-term liabilities line in the balance sheet.

Basic Loss Per Share

The basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. The if-converted method is used in calculating diluted loss per share for the convertible debentures. The treasury stock method is used in calculating diluted loss per share, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants would be used to purchase common shares at the average market price for the period.

Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, and the dilutive effect of the assumed conversion of convertible debt and convertible preferred shares, using the if-converted method, only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date.

At December 31, 2009, the Company had 17,816,588 (2008 – 18,215,588) common share equivalents in respect to convertible preferred shares, stock options, warrants and convertible debt. Because the Company incurred a loss diluted loss per share is the same as basic loss per share.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with ASC 830, Foreign Currency Matters. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Any exchange gains or losses are included in the Statements of Operations.

Financial Instruments

The carrying value of cash, accounts payable, and loans payable approximates fair value because of the demand or short term to maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company accounts for stock-based compensation using ASC 718 which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant. Option valuation models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options.

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2009 and 2008, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. For the convertible debt securities outstanding as at December 31, 2009 and 2008, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

Recently Adopted Accounting Pronouncements

ASC 805. FASB Statement No. 141(R) Business Combinations. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Recently Adopted Accounting Pronouncements – (cont’d)

ASC 810. The FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810, Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 815. The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 105. The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this statement during the fourth quarter of 2009. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 470-20. The FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB 14-1). FSP APB 14-1 was incorporated into ASC 470-20, Distinguising Liabilities vs Equity. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, ASC 470-20 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. ASC 470-20is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 470-20. The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguising Liabilities vs Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Recently Adopted Accounting Pronouncements – (cont’d)

ASC 855. In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010- 06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

3.	Deferred Costs

Deferred costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. (“Star Leisure”) with respect to the acquisition of Gulf Star World Development W.L.L (“Gulf Star”). By a letter of agreement dated July 11, 2002, the Company agreed to purchase 80% of the outstanding shares of Gulf Star, a Bahrain corporation, from Star Leisure. Star Leisure is controlled by a director of the Company. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located in Bahrain. In 2005, due to the uncertainty of the future viability of the Dream Island project, the Company wrote-down the associated deferred costs to a nominal value of $1. On May 20, 2009 the letter of agreement was terminated and the remaining related costs written-off.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2009 and 2008 (Stated in U.S. Dollars)

4.	Loans Payable

			December 31,	December 31,
			2009	2008

	a)	Loan payable to a company controlled by a director of the Company including accrued interest of $5,118 (2008 - $3,789). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$11,920	$10,591

	b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	106,329	23,417

	c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $36,653(2008 - $17,804), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. During the year ended December 31, 2009 an amount of $Nil (2008 - $19,660) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan the fair value of the warrants, ($73,685) would be recognized as an interest expense and credited to additional paid-in capital.

			200,419	181,570

	d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $50,835(2008 - $22,052), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. During the period ended December 31, 2009 an amount of $Nil (2008 - $102,602) was recognized as the intrinsic value of the beneficial conversion feature of these loans and this amount was included in interest expense. Upon conversion of this loan the fair value of the warrants, ($113,338) would be recognized as an interest expense and credited to additional paid-in capital.

			306,044	277,261

			$624,712	$492,839

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6

Capital Stock

On June 1, 2008, the Company issued 750,000 common shares to two consultants for consulting services to be provided over a twelve month period, valued at $52,000. The Company determined the fair value of the shares issued using the market price on the share issuance date. In September 2008 the Company terminated its agreement with one of the consultants and the remaining value of these shares was charged to operations during the year ended December 31, 2008. In May 2009 the Company terminated its agreement with the other consultant and the remaining value of these shares was charged to operations during the year ended December 31, 2009. As a result $Nil (2008 - $10,000) is remaining in prepaid expenses.

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

Stock-based Compensation

In the prior year, the Company granted share purchase options to directors, employees, and consultants of the Company at the closing price of the Company’s common stock on the date of the grants. The options were granted with a term of 5 years.

During the year ended December 31, 2009 the Company did not grant any stock options to consultants, while during the year ended December 31, 2008 the Company granted stock options to consultants with a fair value of $251,078.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6 – (cont’d) Stock-based Compensation – (cont’d)

The weighted average fair value at the date of grant of the options was as follows:

	2009	2008

Weighted average fair value	-	$0.06
Total options granted	-	4,225,000
Total fair value of options granted	-	$251,078

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

2008

Expected dividend yield	0.0%
Expected volatility	170%
Risk-free Interest Rate	3.30%
Expected term in years	5

The expected volatility is calculated based on the Company’s historical share price.

During the previous two years ended December 31, 2009, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2007	2,087,000	$0.23	0.96 years	$-
Granted during the year	4,225,000	$0.15	5.00 years	-
Cancelled during the year	(2,187,000)	$0.23	0.73 years	-
Options outstanding at December 31, 2008	4,125,000	$0.15	3.96 years	$-

Cancelled during the year	(400,000)	$0.15	4.24 years	-
Options outstanding at December 31, 2009	3,725,000	$0.15	3.42 years	$-

At December 31, 2009, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,725,000	$0.15	June 1, 2013

At December 31, 2009 and December 31, 2008 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

6.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

		Number of		Weighted
		Preferred	Number of	Average Price
Year		Shares	Common Shares	Per Share	Total

1995	Consulting fee	-	50,000	$ 0.03	$ 1,500
1998	Management fee	-	7,000,000	$ 0.001	7,000
1998	Consulting fee	-	620,000	$ 0.01	6,200
2000	Finders fee	-	50,000	$ 0.001	50
2001	Consulting fee	-	708,406	$ 2.07	1,468,254
2002	Deferred cost	-	1,300,000	$ 0.05	65,000
2002	Consulting fee	-	684,143	$ 0.19	131,400
2002	Debt settlement	-	680,886	$ 0.20	138,006
2003	Consulting fee	-	1,450,000	$ 0.14	203,000
2003	Termination fee	198,000	-	$ 4.00	792,000
2004	Loan conversion	-	825,364	$ 0.06	48,537
2004	Loan settlement	-	613,000	$ 0.07	45,000
2004	Consulting fee	-	360,000	$ 0.40	142,500
2004	Deferred cost (cancellation)	-	(1,300,000)	$ 0.05	(65,000)
2005	Communications	-	56,000	$ 0.50	28,000
2005	Consulting fees	-	1,135,000	$ 0.29	333,700
2005	Legal fees	-	50,000	$ 0.50	25,000
2005	Loan conversion	-	635,901	$ 0.39	250,160
2005	Stock dividend	-	4,120,643	$ 0.65	2,678,418
2006	Finders’ fee	-	100,000	$ 0.40	40,000
2007	Consulting fees	-	700,000	$ 0.20	140,000
2008	Consulting fees	-	750,000	$ 0.07	52,000

		198,000	20,589,343		$ 6,530,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

7.	Related Party Transactions – Notes 4 and 5

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2009	2008	2009

Consulting fees	$-	$184,223	$249,043
Interest	48,961	163,627	308,181
Management fees	-	156,938	546,325
Office and general	-	-	26,944
Rent	-	17,760	130,232

	$48,961	$522,548	$1,260,725

At December 31, 2009, accounts payable includes $459,499 (2008 - $442,684) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2009, accounts payable also includes $15,527 (2008 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008

Net tax operating loss carryforwards	$2,613,000	$2,578,000
Accrued liabilities	143,000	124,000
Investment	12,000	12,000
Gross deferred tax assets	2,768,000	2,714,000
Valuation allowance for deferred tax asset	(2,768,000)	(2,714,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2009, the Company has accumulated non-operating losses of approximately $7,465,000 (2008 -$7,367,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2010 to 2029.

The potential benefits of the losses have not been recorded in the financial statements. As at December 31, 2009 the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to the loss before income taxes as follows:

	December 31,
	2009	2008

Loss for the year	$(154,805)	$(723,811)

Statutory income tax rate	35%	35%

Expected income tax recovery	$(54,200)	$(253,000)
Permanent differences	-	140,000
Expiry of loss carryforward	700	-
Change in valuation allowance	53,500	113,000

Income tax expense	$-	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

8.

Income Taxes – (cont’d)

All of the Company’s tax returns are subject to tax examinations until respective statue of limitation. The Company currently has no tax years under examination.

The Company does not have an accrual for uncertain tax positions as of December 31, 2009 and 2008. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

The Company’s tax filings are delinquent for all tax years since inception and are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in significant assessments of additional taxes, penalties and interest that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T). Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2009, including the remedial actions discussed below, and we have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2009, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

b)

Insufficient corporate governance policies. Although we have corporate governance policies which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

c)

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management corrected any errors prior to the release of our company’s December 31, 2009 financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name and position	Age	Term	Business experience during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	63	March 7, 2001 to Present	Director and officer of the Company.	None

Mohammed Baymain Director	55	September 22, 2008 to June 7, 2009	Director of the Company and independent businessman	None

Ralph Shearing Director	53	March 7, 2001 to Present	Director of both the Company, and a natural resource exploration company.	Soho Resources Corp., a reporting issuer in Canada.

Dr. Ralf Zabel Vice-president - International Business Development and Operations	49	September 18, 2008 to Present	Officer of the Company, and independent businessman	None

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

Ralph Shearing, Director
Mr. Shearing is a Professional Geologist, has extensive experience in the management of public companies. In addition to being a director of the Company, since 1986 he has been the President and Chief Executive Officer of Soho Resources Corp, a Canadian reporting issuer listed on the Toronto Venture Exchange. Soho’s principal business activity consists of the acquisition and exploration of mineral properties. During the five years prior to September 2008, Mr. Shearing was the CEO and Secretary of the Company.

Mohammed Baymain, Director
Mr. Baymain is a resident of Dubai, U.A.E. Mr. Baymain is a resident of Dubai, U.A.E. For the past 10 years Mr. Baymain has operated an international trade business with branches in three regions, Riyadh, K.S.A., Republic of Yemen and Dubai, U.A.E. The business sells food products, furniture and carpets, construction materials and computers. Mr. Baymain resigned as a director on June 7, 2009.

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

Audit Committee

As at the date hereof, the Audit Committee is comprised of Ralph Shearing and Abbas Salih. Ralph Shearing is independent. All of the members of the Audit Committee are “financially literate”.

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

	i.	the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and

	ii.	the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters; and

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

Board of Directors
The Board, at present, is composed of two directors, one of whom is an executive officer of the Company and one of whom are considered to be “independent”, as that term is defined in applicable securities legislation. Mr. Ralph Shearing is considered to be a independent director. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to interfere with the director’s ability to objectively assess the performance of management.

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

Committees of the Board of Directors
The Board has appointed an Audit Committee, the members of which are Ralph Shearing and Abbas Salih. A description of the function of the Audit Committee can be found in this under Item 15 – Principal Accountant Fees and Services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2009 and 2008, are set out in the following summary compensation table:

Name	Year	Option Awards(1)	All Other Compensation(2)

Mohammed Baymain
Director	2009	$ Nil	$ Nil
	2008	$21,800	$ Nil

Ralph Shearing
Director	2009	$ Nil	$ Nil
	2008	$80,875	$66,938

Abbas Salih
CEO, CFO, Director	2009	$ Nil	$ Nil
	2008	$80,875	$90,000

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

Effective September 12, 2008, the agreement with the company controlled by Ralph Shearing was terminated. The agreement with Abbas Salih expired on December 31, 2008 and was not renewed. There are no current management contracts.

During the fiscal year ended December 31, 2009, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown above (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

As of the date of this Annual Report, a total of 11 employees including consultants, directors and officers have been granted share purchase options to acquire a total of 3,725,000 common shares of the Company at a weighted average price of $0.15 per share. Under the Plan, two directors of the Company have each been granted 1,200,000 share purchase options.

The outstanding equity awards of the named executive officers, for our year ended December 31, 2009, are set out in the following outstanding equity awards table:

	Number of securities
	underlying unexercised
	options
Name	# exercisable	Option exercise price	Options expiration date

Abbas Salih
CEO, CFO, Director	1,200,000	$0.15	June 1, 2013

Ralph Shearing
Director	1,200,000	$0.15	June 1, 2013

All of these options were vested and exercisable on the date they were granted. None have been exercised.

Aggregated Options Exercised in the Year Ended December 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2009.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2009.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2010, there were 27,610,326 shares of our common stock outstanding. The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

		Amount and nature of	Percentage
Title of class	Name and address of beneficial owners(1)	beneficial ownership	of class(2), (3)

Management

Common stock	Ralph Shearing	3,520,858 (indirect) (4)	11%
	250-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	Abbas Salih	15,511,608 (indirect) (5)	47%
	Nisar Square, Benyas Centre Office No. 207
	P.O. Box 40088,
	Dubai, United Arab Emirates

Common stock	Ralf Zabel	160,000 (indirect) (6)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany
Management total		19,192,466	52%

Beneficial owners

Common stock	Cede & Co.	8,543,765 (direct)	31%
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

(2)

The percentage of class is based on 27,610,326 shares of common stock issued and outstanding as of March 31, 2010, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2010.

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

(6)	The beneficial owner has the right to acquire 100,000 shares through the exercise of stock options.

Changes in Control

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the $120,000.

The Company was charged the following by directors, officers, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2009	2008

Consulting fees	$-	$184,223
Interest	48,961	163,627
Management fees	-	156,938
Rent	-	17,760

	$48,961	$522,548

At December 31, 2009, accounts payable includes $459,499 (2008 - $442,684) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2009, accounts payable also includes $15,527 (2008 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they will each be paid $7,500 per month, plus taxes where applicable, for management services. These agreements are for a 24-month period expiring on December 31, 2008. Effective September 12, 2008, one of the agreements was terminated and the other was not renewed subsequent to December 31, 2008.. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

Director Independence

The Board, at present, is composed of two directors, one of whom is an executive officer of the Company and one of whom is considered to be “independent”, as that term is defined in applicable securities legislation. Mr. Ralph Shearing is considered to be an independent director. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2009 and December 31, 2008 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Audit Fees	$49,705	$37,138
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$49,705	$37,138

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Canada LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP.

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

Strategic Internet Investments, Incorporated

Date: April 15, 2010	/s/ Ralph Shearing
Ralph Shearing, Director

Date: April 15, 2010	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director