Form 10-Q
period 2010-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2010-05-17
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

Commission File No. 033-28188

Strategic Internet Investments, Incorporated
Registrant name

Delaware
State of incorporation

IRS Employer Identification: 84-1116458

Nisar Square, Benyas Centre Office No. 207
P.O. Box 40088,
Dubai, United Arab Emirates
Address of principal executive offices

Registrant’s telephone number: 009 714 223 1189

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
Yes ( X ) No ( )

Common shares outstanding as of March 31, 2010:
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

     March 31, 2010 (Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current
Cash	$204	$311

LIABILITIES

Current
Accounts payable – Note 6	$570,452	$550,702
Loans payable – Note 3	642,716	624,712

TOTAL LIABILITIES	1,213,168	1,175,414

Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding – Note 4	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 4, 5 and 6 Common stock, $0.001 par value 100,000,000 authorized 27,610,326 outstanding (2009: 27,610,326)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,798,157)	(9,760,296)

	(2,004,964)	(1,967,103)

	$204	$311

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 3 and 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989(Date of
			Inception) to
	Three months ended March 31,		March 31,
	2010	2009	2010

General and Administrative Expenses
Accounting and audit fees	$17,640	$14,000	$366,937
Amortization	-	-	3,616
Communications	182	287	105,871
Consulting fees – Note 5 and 6	-	6,000	3,419,546
Interest – Notes 3 and 6	12,841	11,627	468,787
Investor relations	-	-	91,385
Legal fees	-	-	166,684
Management fees – Note 6	-	-	546,325
Office and general – Note 6	60	83	143,207
Regulatory fees	650	454	36,098
Rent – Note 6	-	-	135,615
Transfer agent fees	375	440	44,883
Travel	-	-	112,770
Loss on disposal of equipment	-	-	1,481
Write-down of advances to related party	-	-	606,337

Operating loss	(31,748)	(32,891)	(6,249,542)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (loss) on foreign exchange	(6,113)	2,740	(39,104)
Gain on settlement of payables	-	-	25,233
Write-down of deferred costs – Note 2	-	-	(34,210)

Net loss for the period	$(37,861)	$(30,151)	$(7,158,739)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	27,610,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Three months ended		(Date of Inception) to
	March 31,		March 31,
	2010	2009	2010
Operating Activities
Net loss for the period	$(37,861)	$(30,151)	$(7,158,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	6,000	2,478,554
Gain on settlement of payables	-	-	(25,233)
Net interest accrued on loans	12,841	11,627	105,447
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accounts payable	19,750	1,319	708,397

Net cash used in operating activities	(5,270)	(11,205)	(1,418,215)

Investing Activities
Organization costs	-	-	(750)
Acquisition of capital assets	-	-	(4,347)
Deferred investment costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	5,163	11,061	890,734
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	5,163	11,061	2,064,063

Increase (decrease) in cash during the period	(107)	(144)	204
Cash, beginning of the period	311	256	-

Cash, end of the period	$204	$112	$204

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2010
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
For the period from February 28, 1989 (Date of Inception) to March 31, 2010
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
					-
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2003		17,305,596	$17,304	$3,110,855	$(4,286,668)	$(1,158,509)
Non-cash compensation charge		-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of warrants	– at $0.10	320,000	320	31,680	-	32,000
	– at $0.05	643,715	644	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of options	– at $0.25	205,000	205	51,045	-	51,250
Issue of stock for debt	– at $0.05	563,000	563	29,437	-	30,000
	– at $0.06	825,364	825	47,712	-	48,537
	– at $0.30	50,000	50	14,950	-	15,000
Issuance of stock for services	– at $2.00	10,000	10	19,990	-	20,000
	– at $0.35	350,000	350	122,150	-	122,500
Cancellation of stock issued for deferred costs	– at $0.05	(1,300,000)	(1,300)	(63,700)	-	(65,000)
Net loss		-	-	-	(517,324)	(517,324)

Balance, December 31, 2004		18,972,675	18,971	3,557,111	(4,803,992)	(1,227,910)
Non-cash compensation charge		-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of warrants	– at $0.07	75,820	76	5,232	-	5,308
	– at $0.10	357,760	358	35,417	-	35,775
	– at $0.11	299,724	300	31,270	-	31,570
	– at $0.21	16,803	17	3,483	-	3,500
Issue of stock for debt	– at $0.39	635,901	636	249,524	-	250,160
Issuance of stock for services	– at $0.25	950,000	950	236,550	-	237,500
	– at $0.36	100,000	100	35,900	-	36,000
	– at $0.50	121,000	121	60,379	-	60,500
	– at $0.54	20,000	20	10,680	-	10,700
	– at $0.84	50,000	50	41,950	-	42,000
Issuance of stock dividend	– at $0.65	4,060,643	4,061	2,635,357	(2,639,418)	-
Net loss		-	-	-	(517,270)	(517,270)

Balance, December 31, 2005		25,660,326	25,660	6,928,553	(7,960,680)	(1,006,467)

Issue of stock for cash pursuant to a private placement	– at $0.40	200,000	200	79,800	-	80,000
Issue of stock for finder’s fee	– at $0.40	100,000	100	39,900	-	40,000
Share issue costs		-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt		-	-	77,800	-	77,800
Net loss		-	-	-	(401,655)	(401,655)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	27,610	7,765,583	(9,760,296)	(1,967,103)
Net loss		-	-	-	(37,861)	(37,861)

Balance, March 31, 2010		27,610,326	$27,610	$7,765,583	$(9,798,157)	$(2,004,964)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2010, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,798,157 since its inception, has a working capital deficiency of $1,212,964 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,213,168. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2010, by issuing equity securities and/or related party advances.

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2009, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2010 are not indicative of the results that may be expected for the full year.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

3.	Loans Payable

		March 31,	December 31,
		2010	2009

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $5,471(December 31, 2009 - $5,118). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$12,273	$11,920

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	111,492	106,329

c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $41,595(December 31, 2009 - $36,653), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

		205,361	200,419

d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $58,381(December 31, 2009 - $50,835), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

		313,590	306,044

		$642,716	$624,712

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2010
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

During the three-month period ended March 31, 2010 and 2009 the Company did not grant any stock options to consultants.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

4.	Capital Stock – Notes 3 and 5 – (cont’d)

Stock-based Compensation – (cont’d)

During the period ended March 31, 2010, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2008	4,125,000	$0.15	3.96 years	$-
Cancelled during the period	(400,000)	$0.15	4.24 years	-
Options outstanding at December 31, 2009	3,725,000	$0.15	3.42 years	$-
Options outstanding at March 31, 2010	3,725,000	$0.15	3.17 years	$-

As at March 31, 2010, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,725,000	$ 0.15	June 1, 2013

As at March 31, 2010 and December 31, 2009 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

5.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

	Number of		Weighted
	Preferred	Number of	Average Price
Year	Shares	Common Shares	Per Share	Total

1995 Consulting fee	-	50,000	$0.03	$1,500
1998 Management fee	-	7,000,000	$0.001	7,000
1998 Consulting fee	-	620,000	$0.01	6,200
2000 Finders fee	-	50,000	$0.001	50
2001 Consulting fee	-	708,406	$2.07	1,468,254
2002 Deferred cost	-	1,300,000	$0.05	65,000
2002 Consulting fee	-	684,143	$0.19	131,400
2002 Debt settlement	-	680,886	$0.20	138,006
2003 Consulting fee	-	1,450,000	$0.14	203,000
2003 Termination fee	198,000	-	$4.00	792,000
2004 Loan conversion	-	825,364	$0.06	48,537
2004 Loan settlement	-	613,000	$0.07	45,000
2004 Consulting fee	-	360,000	$0.40	142,500
2004 Deferred cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005 Communications	-	56,000	$0.50	28,000
2005 Consulting fees	-	1,135,000	$0.29	333,700
2005 Legal fees	-	50,000	$0.50	25,000
2005 Loan conversion	-	635,901	$0.39	250,160
2005 Stock dividend	-	4,120,643	$0.65	2,678,418
2006 Finders’ fee	-	100,000	$0.40	40,000
2007 Consulting fees	-	700,000	$0.20	140,000
2008 Consulting fees	-	750,000	$0.07	52,000

	198,000	20,589,343		$6,530,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

6.	Related Party Transactions – Notes 2 and 3

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2010	2009	2010

Consulting fees	$-	$-	$249,043
Interest	12,841	11,627	321,022
Management fees	-	-	546,325
Office and general	-	-	26,944
Rent	-	-	130,232

	$12,841	$11,627	$1,273,566

At March 31, 2010, accounts payable includes $478,325 (December 31, 2009 - $475,026) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

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

7.	Subsequent events

Subsequent to March 31, 2010, the Company was advanced $26,000 in loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.

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

Plan of Operation

The Company had been devoting its business efforts to real estate development projects located in Bahrain and Turkey. During April and May 2009, the Company terminated its involvement in these projects. The Company plans to investigate new real estate development projects during the remainder of its 2010 fiscal year and during 2011.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,213,168. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company.

Results of Operations

During the quarter ended March 31, 2010, the Company incurred general and administrative expenses totaling $31,748 compared to $32,891 during the same period of the previous year.

The changes in our general and administrative expenses for the three month period ended March 31, 2010 when compared to the three month period ended March 31, 2009 was primarily due to:

a)

The increase in accounting, audit, and legal fees was due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)

The March 31, 2009 consulting fees expense included a the prorated value of shares issued in June 2008 for 12 months of consulting services, while no new consulting agreements were entered into during the current period.

c)	Interest on loans increased by $1,214, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of March 31, 2010, the Company had total current assets of $204 and total liabilities of $1,213,168. The Company had cash of $204 and a working capital deficiency of $1,212,964 as of March 31, 2010 compared to cash on hand of $311 and a working capital deficiency of $1,175,103, for the year ended December 31, 2009. We anticipate that we will incur approximately $72,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,213,168. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the three month period ended March 31, 2010 was $5,270 as compared to cash used by operating activities for the same period in 2009 of $11,205. The decrease in cash used in operating activities was primarily due to the increase in accounts payable.

The Company has the following loans outstanding as of March 31, 2010:

A $12,273 loan payable to a company controlled by a director of the Company including accrued interest of $5,471 (December 31, 2009 - $5,118). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$111,492 in loans payable to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $205,361 loan payable to a company controlled by a director of the Company, including accrued interest payable of $41,595 (December 31, 2009 - $36,653), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

A $313,590 loan payable to a company controlled by a director of the Company, including accrued interest of $58,381 (December 31, 2009 - $50,835), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2010, we had cash of $204 and we estimate that we will require approximately $72,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,213,168. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our March 31, 2010 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of March 31, 2010, we had cash of $204 and we estimate that we will require approximately $72,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,213,168. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2010, our disclosure controls and procedures were ineffective as discussed in greater detail above. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

None

1.	A Risk Factors

Not applicable

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At March 31, 2010, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of March 31, 2010. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At March 31, 2010, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of March 31, 2010. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended March 31, 2010.

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

Strategic Internet Investments, Incorporated

Date:	May 14, 2010	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director