Form 10-K
period 2010-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2011-04-15
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes [ ] No [x]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [x]

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
[x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” "accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]

Non-accelerated filer [ ]		Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $178,252 based on a price of $0.01 per share, being the price the common equity last sold on May 7, 2010 as quoted on the OTC Bulletin Board.

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
Yes [ ] No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,610,326 common shares issued and outstanding as of March 31, 2011.

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

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may”, "should”, "expects”, "plans”, "anticipates”, "believes”, "estimates”, "predicts”, "potential” or "continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock” refer to the common shares in our capital stock. As used in this annual report, the terms "we”, "us”, "our”, the "Company” and "Strategic” mean Strategic Internet Investments, Incorporated, unless otherwise indicated.

ITEM 1. BUSINESS

Form of Organization

The Company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation. Effective June 13, 1990 the Company changed its name to Ohio & Southwestern Energy Company. Effective July 1, 2001, the Company and Strategic Internet Investments, Incorporated ("Strategic”), an inactive Delaware corporation incorporated on March 2, 2001, were merged. All common shares outstanding of the Company were converted into an equal number of common shares of Strategic. The purpose of this merger was to change the corporate jurisdiction of the Company from Colorado to Delaware and to change the name of the Company. The surviving corporation of the merger is Strategic, a Delaware corporation.

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

Competition

We are a development stage company engaged in the acquisition of a prospective real estate property. As we currently do not own an interest in any real estate property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

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

ITEM 4. (REMOVED AS RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by Google Finance (www.google.com), was as follows:

Year	Period	High	Low

2011	First quarter	$0.01	$0.01

2010	First quarter	$0.01	$0.01
	Second quarter	$0.01	$0.01
	Third quarter	$0.01	$0.01
	Fourth quarter	$0.03	$0.01

2009	First quarter	$0.01	$0.01
	Second quarter	$0.01	$0.01
	Third quarter	$0.01	$0.01
	Fourth quarter	$0.01	$0.01

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of March 31, 2011, we have approximately 130 registered stockholders and 27,610,326 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan category	warrants, and rights.	warrants, and rights.	future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,175,000	$0.15	966,549

Total	3,175,000	$0.15	966,549

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment

Inc. ("Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2010, the Star Leisure loan principal was $255,209 and had accrued interest of $82,606. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of December 31, 2010. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. ("CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2010, the CMB loan principal was $163,766 and had accrued interest of $57,459. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

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

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles ("GAAP”).

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Bahrain and Turkey. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2011 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$65,000
General and administrative expenses	2,000
Regulatory and transfer agent fees	8,000
$75,000

The Company also estimates it will continue to accrue interest expense of $60,000 over the next 12 months on loans due to related parties. It is not anticipated the interest will be paid in cash during 2011, and therefore interest has been excluded from the above list of cash expenses.

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,310,390. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the Company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See "Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended	Year Ended	Percentage
	December 31,	December 31,	Increase
	2010	2009	(Decrease)
Revenue	-	-	-
Expenses	$124,018	$131,709	(6%	)
Other Expenses	$10,711	$23,096	(54%	)
Net Loss	$(134,729)	$(154,805)	(13%	)

Revenues

We have had no operating revenues for the years ended December 31, 2010 and 2009. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The major components of our general and administrative expenses for the years ended December 31, 2010 and 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	December 31,	December 31,	Increase
	2010	2009	(Decrease)

Accounting and audit fees	$62,281	$59,980	4%
Consulting	-	10,000	(100%	)
Interest	54,073	48,961	10%
Office and communications	944	1,909	(51%	)
Regulatory and transfer agent fees	6,720	8,209	(18%	)
Travel	-	2,650	(100%	)
Total Operating Expenses	$124,018	$131,709	(6%	)

The decrease in our general and administrative expenses for the year ended December 31, 2010 was primarily due to:

a)

The increase in accounting, audit, and legal fees from 2009 to 2010 due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)	During 2009 a consulting agreement expired and was not renewed. There were no new consulting agreements in 2010.

c)	There was a $5,112 increase in interest expense in 2010 attributed to the compounding effect of interest charged on the loans during the year.

d)

Regulatory and transfer agent fees decreased $1,489 due to a $241 refund of overpaid fees from prior years, and a $1,062 reversal of an over-accrued liability recorded in 2009 relating to EDGAR filing agent fees. In addition the Company engaged a new transfer agent with a lower monthly fee in 2010 compared to 2009.

e)	There was no travel in 2010; the 2009 travel expense relate to the costs of a directors’ meeting during 2009.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2010, the Company had total current assets of $558 and total liabilities of $1,310,390. The Company had cash of $236 and a working capital deficiency of $1,309,832 as of December 31, 2010 compared to cash on hand of $311 and a working capital deficiency of $1,175,103 as of December 31, 2009. We anticipate that we will incur approximately $75,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,310,390. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2010 was $58,428 as compared to cash used by operating activities for the same period in 2009 of $82,857. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures on communications, office, travel and regulatory fees. These savings were offset by increases in accounting, audit, and transfer agent fees.

The Company has the following loans outstanding as of December 31, 2010:

A $13,416 loan is payable to a company controlled by a director of the Company including accrued interest of $6,614. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $164,682 are payable to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $221,225 loan is payable to a company controlled by a director of the Company, including accrued interest payable of $57,459 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $337,815 loan is payable to a company controlled by a director of the Company, including accrued interest of $82,606 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2011, we had cash of $200 and we estimate that we will require approximately $75,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,310,390. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2010 and 2009 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of March 31, 2011, we had cash of $200 and we estimate that we will require approximately $75,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,310,390. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Standards

ASC 105. The Financial Accounting Standards Board ("FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, ("SFAS No. 168”) "— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 805. The FASB issued ASC 805, "Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASC 810. The FASB issued ASC 810, "Consolidation”. The standard requires all entities to report non-controlling (minority) interests as equity in consolidated financial statements. ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASC 855. The FASB issued Statement of ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the first quarter of fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

ASU 2010-06. The FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update will be effective for the Company in fiscal 2011 and the adoption of this standards update did not have a material impact on the Company’s consolidated financial statements.

ASU 2010-09. The FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

ASC 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-65-1), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may adopt it early for interim and annual periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2010 and 2009, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature ("BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 "Accounting for Derivative Instruments and Hedging Activities”. The convertible debt securities outstanding as at December 31, 2010 and 2009, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

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

December 31, 2010 and 2009

(Stated in U.S. Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the “Company”, a Development Stage Company) as of December 31, 2010 and 2009 and the statements of operations, cash flows and changes in capital deficit for the years then ended and the period from inception (February 28, 1989) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Strategic Internet Investments, Incorporated as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 28, 1989) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
April 15, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31,	December 31,
	2010	2009

ASSETS

Current
Cash	$236	$311
Prepaid expenses	322	-

	$558	$311

LIABILITIES

Current
Accounts payable – Note 7	$573,252	$550,702
Loans payable – Note 4	737,138	624,712

TOTAL LIABILITIES	1,310,390	1,175,414

Class A Convertible Preferred stock, $0.001 par value, 10,000,000 authorized, 198,000 outstanding – Note 5	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 4, 5 and 7
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding
Common stock, $0.001 par value 100,000,000 authorized, 27,610,326 issued (2009: 27,610,326 issued)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,895,025)	(9,760,296)

	(2,101,832)	(1,967,103)

	$558	$311

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 4 and 7

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Years ended December 31,		December 31,
	2010	2009	2010

General and Administrative Expenses
Accounting and audit fees	$62,281	$59,980	$411,578
Amortization	-	-	3,616
Communications	678	1,086	106,367
Consulting fees – Note 7	-	10,000	3,419,546
Interest – Notes 4 and 7	54,073	48,961	510,019
Investor relations	-	-	91,385
Legal fees	-	-	166,684
Management fees – Note 7	-	-	546,325
Office and general	266	823	143,413
Regulatory fees	5,220	6,894	40,668
Rent – Note 7	-	-	135,615
Transfer agent fees	1,500	1,315	46,008
Travel	-	2,650	112,770
Loss on disposal of equipment	-	-	1,481
Write-down of advances to related party	-	-	606,337

Operating loss	(124,018)	(131,709)	(6,341,812)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Loss on foreign exchange	(10,711)	(23,095)	(43,702)
Gain on settlement of payables	-	-	25,233
Write-down of deferred costs – Note 3	-	(1)	(34,210)

Net loss for the period	$(134,729)	$(154,805)	$(7,255,607)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding	27,610,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative from
			February 28, 1989
			(Date of Inception) to
	Years ended December 31,		December 31,
	2010	2009	2010
Operating Activities
Net loss for the period	$(134,729)	$(154,805)	$(7,255,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	10,000	2,478,554
Gain on settlement of payables	-	-	(25,233)
Interest accrued on loans	54,073	48,961	146,679
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	-	1	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expenses	(322)	-	(322)
Accounts payable	22,550	12,986	711,197

Net cash used in operating activities	(58,428)	(82,857)	(1,471,373)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	58,353	82,912	943,924
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	58,353	82,912	2,117,253

Increase (decrease) in cash during the period	(75)	55	236

Cash, beginning of the period	311	256	-

Cash, end of the period	$236	$311	$236

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2010
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
For the period from February 28, 1989 (Date of Inception) to December 31, 2010
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
For the period from February 28, 1989 (Date of Inception) to December 31, 2010
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2010
(Stated in U.S. Dollars)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	27,610	7,765,583	(9,760,296)	(1,967,103)
Net loss		-	-	-	(134,729)	(134,729)

Balance, December 31, 2010		27,610,326	$27,610	$7,765,583	$(9,895,025)	$(2,101,832)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,895,025 since its inception, has a working capital deficiency of $1,309,832 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $75,000 over the twelve months ended December 31, 2011 to continue operations as well as the Company estimates it will accrue interest expenses of $60,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,310,390. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or related party advances. Management plans to continue to provide for its capital needs during the year ended December 31, 2011, by issuing equity securities and/or related party advances.

The Company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation. Effective June 13, 1990 the Company changed its name to Ohio & Southwestern Energy Company. Effective July 1, 2001, the Company and Strategic Internet Investments, Incorporated ("Strategic”), an inactive Delaware corporation incorporated on March 2, 2001, were merged. All common shares outstanding of the Company were converted into an equal number of common shares of Strategic. The purpose of this merger was to change the corporate jurisdiction of the Company from Colorado to Delaware and to change the name of the Company. The surviving corporation of the merger is Strategic, a Delaware corporation.

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
December 31, 2010 and 2009
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

The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

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

At December 31, 2010, the Company had 17,397,588 (2009 – 17,816,588) common share equivalents in respect to convertible preferred shares, stock options, warrants and convertible debt. Because the Company incurred a loss diluted loss per share is the same as basic loss per share.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
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

As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

    Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;
    Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and
    Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company does not have any fair value measurements using Level 2 or Level 3 inputs as of December 31, 2010 and 2009.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2010 and 2009, there were no convertible instruments with detachable instruments outstanding.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Convertible Instruments and Beneficial Conversion Feature – (cont’d)

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature ("BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 "Accounting for Derivative Instruments and Hedging Activities”. For the convertible debt securities outstanding as at December 31, 2009 and 2008, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20

"Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

ASC 105. The Financial Accounting Standards Board ("FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, ("SFAS No. 168”) "— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

ASC 805. The FASB issued ASC 805, "Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASC 810. The FASB issued ASC 810, "Consolidation”. The standard requires all entities to report non-controlling (minority) interests as equity in consolidated financial statements. ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASC 855. The FASB issued Statement of ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the first quarter of fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards – (cont’d)

ASU 2010-06. The FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update will be effective for the Company in fiscal 2011 and the adoption of this standards update did not have a material impact on the Company’s consolidated financial statements.

ASU 2010-09. The FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

ASC 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-65-1), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may adopt it early for interim and annual periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

3.	Deferred Costs

Deferred costs consist of consultants’ fees and payments to reimburse Star Leisure and Entertainment Inc. ("Star Leisure”) with respect to the acquisition of Gulf Star World Development W.L.L ("Gulf Star”). By a letter of agreement dated July 11, 2002, the Company agreed to purchase 80% of the outstanding shares of Gulf Star, a Bahrain corporation, from Star Leisure. Star Leisure is controlled by a director of the Company. Gulf Star is the 100% owner and developer of the residential and tourist project known as the Dream Island Resort, located in Bahrain. In 2005, due to the uncertainty of the future viability of the Dream Island project, the Company wrote-down the associated deferred costs to a nominal value of $1. On May 20, 2009 the letter of agreement was terminated and the remaining related costs written-off.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

4.	Loans Payable

		December 31,	December 31,
		2010	2009

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $6,614 (2009 - $5,118). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$13,416	$11,920

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	164,682	106,329

c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $57,459 (2009 - $36,653), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

		221,225	200,419

d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $82,606 (2009 - $50,835), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

		337,815	306,044

		$737,138	$624,712

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
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

Stock-based Compensation

In 2008 the Company granted share purchase options to directors, employees, and consultants of the Company at the closing price of the Company’s common stock on the date of the grants. The options were granted with a term of 5 years.

During the years ended December 31, 2010 and 2009 the Company did not grant any stock options.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

5.	Capital Stock – Notes 4 and 6 – (cont’d)

Stock-based Compensation – (cont’d)

During the previous two years ended December 31, 2010, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2008	4,125,000	$0.15	3.96 years	$-
Cancelled during the year	(400,000)	$0.15	4.24 years	-
Options outstanding at December 31, 2009	3,725,000	$0.15	3.42 years	$-
Cancelled during the year	(550,000)	$0.15	2.42 years	-
Options outstanding at December 31, 2010	3,175,000	$0.15	2.42 years	$-

At December 31, 2010, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,175,000	$0.15	June 1, 2013

At December 31, 2010 and December 31, 2009 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
December 31, 2010 and 2009
(Stated in U.S. Dollars)

7.	Related Party Transactions – Notes 4 and 5

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Year ended December 31,		December 31,
	2010	2009	2010

Consulting fees	$-	$-	$249,043
Interest	54,073	48,961	362,254
Management fees	-	-	546,325
Office and general	-	-	26,944
Rent	-	-	130,232

	$54,073	$48,961	$1,314,798

At December 31, 2010, accounts payable includes $461,695 (2009 - $459,499) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2010, accounts payable also includes $15,527 (2009 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services. These agreements expired in 2008. At December 31, 2010 the Company owed $323,057 (2009 - $324,057) pursuant to the two Management Services Agreements. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009

Net tax operating loss carryforwards	$2,635,000	$2,613,000
Accrued liabilities	162,000	143,000
Gross deferred tax assets	2,797,000	2,756,000
Valuation allowance for deferred tax asset	(2,797,000)	(2,756,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2010, the Company has estimated accumulated non-operating losses of approximately $7,529,000 (2009 - $7,465,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2011 to 2030.

The potential benefits of the losses have not been recorded in the financial statements. As at December 31, 2010 the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to the loss before income taxes as follows:

	December 31,
	2010	2009

Loss for the year	$(134,729)	$(154,805)

Statutory income tax rate	35%	35%

Expected income tax recovery	$(47,200)	$(54,200)
Permanent differences	-	-
Expiry of loss carryforward	6,200	700
Change in valuation allowance	41,000	53,500

Income tax expense	$-	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Stated in U.S. Dollars)

8.	Income Taxes – (cont’d)

All of the Company’s tax returns are subject to tax examinations until respective statue of limitation. The Company currently has no tax years under examination.

The Company does not have an accrual for uncertain tax positions as of December 31, 2010 and 2009. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

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

9.	Subsequent Event

Subsequent to December 31, 2010 the Company received loans of $40,000 from a company controlled by directors of the Company. This loan is unsecured, non-interest bearing, and repayable upon demand.

10.	Comparative Figures

Certain figures have been reclassified to conform with the current year’s presentation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2010, including the remedial actions discussed below, and we have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2010, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management corrected any errors prior to the release of our company’s December 31, 2010 financial statements.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

			Business experience
Name and position	Age	Term	during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	64	March 7, 2001 to Present	Director and officer of the Company.	None

Ralph Shearing Director	54	March 7, 2001 to Present	Director of both the Company, and a natural resource exploration company.	Soho Resources Corp., a reporting issuer in Canada.

Dr. Ralf Zabel Vice-president - International Business Development and Operations	50	September 18, 2008 to Present	Officer of the Company, and independent businessman	None

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Audit Committee

As at the date hereof, the Audit Committee is comprised of Ralph Shearing and Abbas Salih. Ralph Shearing is independent. All of the members of the Audit Committee are "financially literate”.

The text of the Audit Committee Charter is attached below:

Charter of the Audit Committee of the Board of Directors of Strategic Internet Investments, Incorporated (the "Company”)

Article 1 – Mandate and Responsibilities

The Audit Committee is appointed by the board of directors of the Company (the "Board”) to oversee the accounting and financial reporting process of the Company and audits of the financial statements of the Company. The Audit Committee’s primary duties and responsibilities are to:

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Corporate Governance

The following is a summary of the Company’s corporate governance policies.

Board of Directors

The Board, at present, is composed of two directors, one of whom is an executive officer of the Company and one of whom are considered to be "independent”, as that term is defined in applicable securities legislation. Mr. Ralph Shearing is considered to be an independent director. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to interfere with the director’s ability to objectively assess the performance of management.

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

Code of Ethics

The Company has not adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics” as defined by applicable rules of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2010 and 2009, are set out in the summary compensation table.

Summary compensation table:

Name	Year	Option Awards(1)	All Other Compensation(2)

Ralph Shearing
Director	2010	$ Nil	$ Nil
	2009	$ Nil	$ Nil

Abbas Salih
CEO, CFO, Director	2010	$ Nil	$ Nil
	2009	$ Nil	$ Nil

(1)

The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. No options were granted during the past 2 fiscal years.

(2)	The amount of All Other Compensation is the fees charged by the named executive officers. No fees were charged during the past 2 fiscal years.

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

At December 31, 2010 the Company owed $323,057 pursuant to the two Management Services Agreements. Pursuant to the terms of these agreements, if the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

During the fiscal year ended December 31, 2010, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown above (see "Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

As of the date of this Annual Report, a total of 9 individuals including consultants, employees, directors, and officers have been granted share purchase options to acquire a total of 3,175,000 common shares of the Company at a weighted average price of $0.15 per share. Under the Plan, two directors of the Company have each been granted 1,200,000 share purchase options.

The outstanding equity awards of the named executive officers, for our year ended December 31, 2010, are set out in the following outstanding equity awards table:

	Number of securities
	underlying unexercised
	options	Option	Options
Name	# exercisable	exercise price	expiration date

Abbas Salih CEO, CFO, Director	1,200,000	$0.15	June 1, 2013

Ralph Shearing Director	1,200,000	$0.15	June 1, 2013

All of these options were vested and exercisable on the date they were granted. None have been exercised.

Aggregated Options Exercised in the Year Ended December 31, 2010 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2010.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2010.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2011, there were 27,610,326 shares of our common stock outstanding. The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

		Amount and nature of	Percentage
Title of class	Name and address of beneficial owners(1)	beneficial ownership	of class(2), (3)

Management
Common stock	Ralph Shearing 250-1090 W. Georgia St. Vancouver, BC, Canada	3,520,858 (indirect) (4)	11%

Common stock	Abbas Salih Nisar Square, Benyas Centre Office No. 207 P.O. Box 40088, Dubai, United Arab Emirates	15,511,608 (indirect) (5)	47%

Common stock	Ralf Zabel Shulstrasse 18 D-01723 Kesseldorf, Germany	160,000 (indirect) (6)	*%

Management total		19,192,466	52%

Beneficial owners
Common stock	Cede & Co. PO Box 20, Bowling Green Station New York, N.Y., U.S.A.	8,543,765 (direct)	31%

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

(2)

The percentage of class is based on 27,610,326 shares of common stock issued and outstanding as of March 31, 2011, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2011.

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

Changes in Control

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the $120,000.

The Company was charged the following by directors, officers, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2010	2009

Interest	$54,073	$48,961

At December 31, 2010, accounts payable includes $461,695 (2009 - $459,499) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2010, accounts payable also includes $15,527 (2009 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services. These agreements expired in 2008. At December 31, 2010 the Company owed $323,057 (2009 - $324,057) pursuant to the two Management Services Agreements. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

Director Independence

The Board, at present, is composed of two directors, one of whom is an executive officer of the Company and one of whom is considered to be "independent”, as that term is defined in applicable securities legislation. Mr. Ralph Shearing is considered to be an independent director. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2010 and December 31, 2009 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Audit Fees	$43,870	$49,705
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$43,870	$49,705

In the above table, "audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements. "Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. "Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

Strategic Internet Investments, Incorporated

Date:	April 15, 2011	/s/ Ralph Shearing
Ralph Shearing, Director

Date:	April 15, 2011	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director