Form 10-Q
period 2011-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2011-05-19
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

Commission File No. 033-28188

Registrant name:	Strategic Internet Investments, Incorporated

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Nisar Square, Benyas Centre Office No. 207
P.O. Box 40088,
Dubai, United Arab Emirates

Registrant’s telephone number	009 714 223 1189

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.	Yes ( X )	No ( )

Indicate by check mark whether the registrant is a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).	Yes ( X )	No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ( X )	No ( )

Common shares outstanding as of April 30, 2011:	27,610,326

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

March 31, 2011

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current
Cash	$148	$236
Prepaid expenses	109	322

	$257	$558

LIABILITIES

Current
Accounts payable – Note 5	$571,294	$573,252
Loans payable – Note 2	774,766	737,138

TOTAL LIABILITIES	1,346,060	1,310,390

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 3	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 3, 4, and 5
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 outstanding (2010: 27,610,326)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,930,996)	(9,895,025)

	(2,137,803)	(2,101,832)

	$257	$558

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 2 and 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2011	2010	2011

General and Administrative Expenses
Accounting and audit fees	$15,000	$17,640	$426,578
Amortization	-	-	3,616
Communications	222	182	106,589
Consulting fees – Note 4 and 5	-	-	3,419,546
Interest – Notes 2 and 5	14,182	12,841	524,201
Investor relations	-	-	91,385
Legal fees	-	-	166,684
Management fees – Note 5	-	-	546,325
Office and general – Note 5	89	60	143,502
Regulatory fees	914	650	41,582
Rent – Note 5	-	-	135,615
Transfer agent fees	375	375	46,383
Travel	-	-	112,770
Loss on disposal of equipment	-	-	1,481
Write-down of advances to related party	-	-	606,337

Operating loss	(30,782)	(31,748)	(6,372,594)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Loss on foreign exchange	(5,189)	(6,113)	(48,891)
Gain on settlement of payables	-	-	25,233
Write-down of deferred costs	-	-	(34,210)

Net loss for the period	$(35,971)	$(37,861)	$(7,291,578)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	27,610,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Three months ended		(Date of Inception) to
	March 31,		March 31,
	2011	2010	2011
Operating Activities
Net loss for the period	$(35,971)	$(37,861)	$(7,291,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	-	2,478,554
Gain on settlement of payables	-	-	(25,233)
Interest accrued on loans	14,182	12,841	160,861
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expenses	213	-	(109)
Accounts payable	(1,958)	19,750	709,239

Net cash used in operating activities	(23,534)	(5,270)	(1,494,907)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	23,446	5,163	967,370
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	23,446	5,163	2,140,699

Increase (decrease) in cash during the period	(88)	(107)	148
Cash, beginning of the period	236	311	-
Cash, end of the period	$148	$204	$148

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2011
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	$9,736	$134,436	$(230,132)	$(85,960)

Issuance of stock for cash pursuant to a private placement	– at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders’ fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	– at $0.50	328,356	328	163,851	-	164,179
	- at $1.55	13,383	13	20,731	-	20,744
	- at $3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a private placement	- at $0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the exercise of warrants	- at $2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting					-
	- at $0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	– at $0.05	100,000	100	4,900	-	5,000
	- at $0.055	60,000	60	3,240	-	3,300
	- at $0.10	105,000	105	10,395	-	10,500
	- at $0.148	27,000	27	3,973	-	4,000
	- at $0.20	175,000	175	34,825	-	35,000
	- at $0.209	17,143	17	3,583	-	3,600
	- at $0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	– at $0.20	458,135	458	91,169	-	91,627
	- at $0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services –		1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement	– at $0.10	650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

						…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2011
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	27,610	7,765,583	(9,760,296)	(1,967,103)
Net loss		-	-	-	(134,729)	(134,729)

Balance, December 31, 2010		27,610,326	27,610	7,765,583	(9,895,025)	(2,101,832)
Net loss		-	-	-	(35,971)	(35,971)

Balance, March 31, 2011		27,610,326	$27,610	$7,765,583	$(9,930,996)	$(2,137,803)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,930,996 since its inception, has a working capital deficiency of $1,345,803 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $75,000 over the twelve months ended December 31, 2011 to continue operations as well as the Company estimates it will accrue interest expenses of $60,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,346,060. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

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

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2010, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2011 are not indicative of the results that may be expected for the full year.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

2.	Loans Payable

		March 31,	December 31,
		2011	2010

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $7,011 (December 31, 2010 - $6,614). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$13,813	$13,416

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	188,128	164,682

c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $62,914 (December 31, 2010 - $ 57,459 ), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

		226,680	221,225

d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $90,936 (December 31, 2010 - $82,606), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

		346,145	337,815

		$774,766	$737,138

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – Notes 2 and 4

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

During the three month periods ended March 31, 2011 and 2010 the Company did not grant any stock options to directors, employees, or consultants.

During the period ended March 31, 2011, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2009	3,725,000	$0.15	3.42 years	$-
Cancelled during the year	(550,000)	$0.15	2.42 years	-
Options outstanding at December 31, 2010	3,175,000	$0.15	2.42 years	$-
Cancelled during the period	(50,000)	$0.15	2.42 years	-
Options outstanding at March 31, 2011	3,125,000	$0.15	2.17 years	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – Notes 2 and 4 – (cont’d) Stock-based Compensation – (cont’d)

As at March 31, 2011, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,125,000	$0.15	June 1, 2013

As at March 31, 2010 and December 31, 2010 all of the outstanding share purchase options were exercisable.

4.	Non-Cash Transactions

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

5.	Related Party Transactions – Notes 2 and 3

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

			Cumulative from
			February 28,
			1989 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2011	2010	2011

Consulting fees	$-	$-	$249,043
Interest	14,182	12,841	376,436
Management fees	-	-	546,325
Office and general	-	-	26,944
Rent	-	-	130,232

	$14,182	$12,841	$1,328,980

At March 31, 2011, accounts payable includes $464,418 (December 31, 2010 - $461,695) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At March 31, 2011, accounts payable also includes $15,527 (December 31, 2010 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

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

6.	Subsequent Event

Subsequent to March 31, 2011 the Company received an additional loan of $20,000 from a company controlled by a director of the Company. This loan is unsecured, non-interest bearing, and repayable upon demand.

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

Plan of Operation

The Company had been devoting its business efforts to real estate development projects located in Bahrain and Turkey. During April and May 2009, the Company terminated its involvement in these projects. The Company plans to investigate new real estate development projects during 2011.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$65,000
General and administrative expenses	2,000
Regulatory and transfer agent fees	8,000
$75,000

The Company also estimates it will accrue interest expenses of $60,000 over the next 12 months on loans due to related parties. It is not anticipated the interest will be paid in cash during 2011, and therefore interest has been excluded from the above list of cash expenses.

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,346,060. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company.

Results of Operations

During the quarter ended March 31, 2011, the Company incurred general and administrative expenses totaling $30,782 compared to $31,748 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The changes in our general and administrative expenses for the three month period ended March 31, 2011 when compared to the three month period ended March 31, 2010 was primarily due to:

a)

The 2011 accounting and audit fees is $15,000 compared to $17,640 in the 2010 period. Due to the timing of the Company’s December 31. 2010 audit, the associated accounting and audit fees were not fully incurred until after March 31, 2011. The amount recorded at March 31, 2011 is a only an estimate. The remaining expenses will be recorded in the 2nd quarterly period ending June 30, 2011.

b)	Interest on loans increased by $1,341, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of March 31, 2011, the Company had total current assets of $257 and total liabilities of $1,346,060. The Company had cash of $148 and a working capital deficiency of $1,345,803 as of March 31, 2011 compared to cash on hand of $236 and a working capital deficiency of $1,309,832, for the year ended December 31, 2010. We anticipate that we will incur approximately $75,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,346,060. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the three month period ended March 31, 2011 was $23,534 as compared to cash used by operating activities for the same period in 2010 of $5,270. The decrease in cash used in operating activities was primarily due to the increase in accounts payable; and a reduction in regulatory fees and travel expenses.

The Company has the following loans outstanding as of March 31, 2011:

A $13,813 loan payable to a company controlled by a director of the Company including accrued interest of $7,011 (December 31, 2010 - $6,614). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$188,128 in loans payable to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $226,680 loan payable to a company controlled by a director of the Company, including accrued interest payable of $62,914 (December 31, 2010 - $57,459), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

A $346,145 loan payable to a company controlled by a director of the Company, including accrued interest of $90,936 (December 31, 2010 - $82,606), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2011, we had cash of $148 and we estimate that we will require approximately $75,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,346,060. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our March 31, 2011 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of March 31, 2011, we had cash of $148 and we estimate that we will require approximately $75,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,346,060. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2011, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended March 31, 2011.

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

Strategic Internet Investments, Incorporated

Date: May 19, 2011	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director