Form 10-Q
period 2011-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2011-11-21
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Registrant name:

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

Common shares outstanding as of November 21, 2011: 27,610,326

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

September 30, 2011

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

Current
Cash	$265	$236
Prepaid expenses	-	322

	$265	$558

LIABILITIES

Current
Accounts payable – Note 5	$568,058	$573,252
Loans payable – Note 2	843,569	737,138

TOTAL LIABILITIES	1,411,627	1,310,390

Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding – Note 3	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 3, 4, and 5
Common stock, $0.001 par value 100,000,000 authorized 27,610,326 outstanding (2010: 27,610,326)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(9,996,555)	(9,895,025)

	(2,203,362)	(2,101,832)

	$265	$558

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 2 and 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

General and Administrative Expenses
Accounting and audit fees	$9,634	$9,540	$54,230	$53,351	$465,808
Amortization	-	-	-	-	3,616
Communications	203	139	645	484	107,012
Consulting fees – Notes 4 and 5	-	-	-	-	3,419,546
Interest – Notes 2 and 5	15,229	13,789	44,105	39,935	554,124
Investor relations	-	-	-	-	91,385
Legal fees	-	-	-	-	166,684
Management fees – Note 5	-	-	-	-	546,325
Office and general – Note 5	1,739	46	1,868	226	145,281
Regulatory fees	4,618	100	10,105	3,977	50,773
Rent – Note 5	-	-	-	-	135,615
Transfer agent fees	375	375	1,125	1,125	47,133
Travel	-	-	-	-	112,770
Loss on disposal of equipment	-	-	-	-	1,481
Write-down of advances to related party	-	-	-	-	606,337

Operating loss	(31,798)	(23,989)	(112,078)	(99,098)	(6,453,890)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	17,506	(5,319)	10,548	(4,031)	(33,154)
Gain on settlement of payables	-	-	-	-	25,233
Write-down of deferred investment costs	-	-	-	-	(34,210)

Net loss for the period	$(14,292)	$(29,308)	$(101,530)	$(103,129)	$(7,357,137)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	27,610,326	27,610,326	27,610,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Nine months ended		(Date of Inception) to
	September 30,		September 30,
	2011	2010	2011
Operating Activities
Net loss for the period	$(101,530)	$(103,129)	$(7,357,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	-	2,478,554
Gain on settlement of payables	-	-	(25,233)
Interest accrued on loans	44,105	39,935	190,784
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expenses	322	(516)	-
Accounts payable	(5,194)	18,253	706,003

Net cash used in operating activities	(62,297)	(45,457)	(1,533,670)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	62,326	45,171	1,006,250
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	62,326	45,171	2,179,579

Increase (decrease) in cash during the period	29	(286)	265
Cash, beginning of the period	236	311	-
Cash, end of the period	$265	$25	$265

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2011
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	$9,736	$134,436	$(230,132)	$(85,960)

Issuance of stock for cash pursuant to a private placement	– at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders’ fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	– at $0.50	328,356	328	163,851	-	164,179
	- at $1.55	13,383	13	20,731	-	20,744
	- at $3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant Z to a private placement	- at $0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the exercise of warrants	- at $2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting	- at $0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	– at $0.05	100,000	100	4,900	-	5,000
	- at $0.055	60,000	60	3,240	-	3,300
	- at $0.10	105,000	105	10,395	-	10,500
	- at $0.148	27,000	27	3,973	-	4,000
	- at $0.20	175,000	175	34,825	-	35,000
	- at $0.209	17,143	17	3,583	-	3,600
	- at $0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	– at $0.20	458,135	458	91,169	-	91,627
	- at $0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services		1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement	– at $0.10	650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2011
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	27,610	7,765,583	(9,760,296)	(1,967,103)
Net loss		-	-	-	(134,729)	(134,729)

Balance, December 31, 2010		27,610,326	27,610	7,765,583	(9,895,025)	(2,101,832)
Net loss		-	-	-	(101,530)	(101,530)

Balance, September 30, 2011		27,610,326	$27,610	$7,765,583	$(9,996,555)	$(2,203,362)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2011, the Company had not yet achieved profitable operations, has an accumulated deficit of $9,996,555 since its inception, has a working capital deficiency of $1,411,362 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $75,000 over the twelve months ended September 30, 2012 to continue operations as well as the Company estimates it will accrue interest expenses of $60,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,411,627. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended September 30, 2012, by issuing equity securities and/or related party advances.

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

The results of operations for the periods ended September 30, 2011 are not indicative of the results that may be expected for the full year.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

2.	Loans Payable

		September 30,	December 31,
		2011	2010

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $7,854 (December 31, 2010 - $6,614). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$14,656	$13,416

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	227,007	164,682

c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $74,422 (December 31, 2010 - $57,459), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

		238,188	221,225

d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $108,509 (December 31, 2010 - $82,606), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

		363,718	337,815

		$843,569	$737,138

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2011
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

During the nine month periods ended September 30, 2011 and 2010 the Company did not grant any stock options to directors, employees, or consultants.

During the period ended September 30, 2011, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2009	3,725,000	$0.15	3.42 years	$-
Cancelled during the year	(550,000)	$0.15	2.42 years	-
Options outstanding at December 31, 2010	3,175,000	$0.15	2.42 years	$-
Cancelled during the period	(50,000)	$0.15	2.42 years	-
Options outstanding at September 30, 2011	3,125,000	$0.15	1.67 years	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – (cont’d) Stock-based Compensation – (cont’d)

As at September 30, 2011, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,125,000	$0.15	June 1, 2013

As at September 30, 2011 and December 31, 2010 all of the outstanding share purchase options were exercisable.

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
September 30, 2011
(Stated in U.S. Dollars)
(Unaudited)

5.	Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28, 1989
	Three months ended		Nine months ended		(Date of Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Consulting fees	$-	$-	$-	$-	$249,043
Interest	15,229	13,789	44,105	39,935	406,359
Management fees	-	-	-	-	546,325
Office and general	-	-	-	-	26,944
Rent	-	-	-	-	130,232

	$15,229	$13,789	$44,105	$39,935	$1,358,903

At September 30, 2011, accounts payable includes $454,139 (December 31, 2010 - $461,695) due to directors of the Company and companies controlled by directors of the Company in respect of $321,057 of unpaid management fees and $133,082 of expenses incurred on behalf of the Company.

At September 30, 2011, accounts payable also includes $15,527 (December 31, 2010 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services. These agreements were for a 24-month period and expired on December 31, 2008. Effective September 12, 2008, one of the agreements was terminated and the other was not renewed subsequent to December 31, 2008. Pursuant to these agreements, and as noted above, accounts payable includes $321,057 of unpaid management fees. If the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

6.	Subsequent Event

Subsequent to September 30, 2011 the Company received an additional loan of $17,935 from a company controlled by a director of the Company. This loan is unsecured, non-interest bearing, and repayable upon demand.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,411,627. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company.

Results of Operations

During the quarter ended September 30, 2011, the Company incurred general and administrative expenses totaling $31,798 compared to $23,989 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The changes in our general and administrative expenses for the three month period ended September 30, 2011 when compared to the three month period ended September 30, 2010 was primarily due to:

a)

The 2011 office and general expenses is $1,739 compared to $46 in the 2010 period. The increase in office and general expenses from 2010 to 2011 is due to an increase in late fees charged by certain vendors on unpaid invoices.

b)	Interest on loans increased by $1,440, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

c)

Regulatory fees increased $4,518 due to an increase in the fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities. In 2011 this included new charges for submission of financial data in a new XBRL format as required by SEC regulations.

During the nine month period ended September 30, 2011, the Company incurred general and administrative expenses totaling $112,078 compared to $99,098 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The changes in our general and administrative expenses for the nine month period ended September 30, 2011 when compared to the nine month period ended September 30, 2010 was primarily due to:

a)

The 2011 accounting and audit fees is $54,230 compared to $53,351 in the 2010 period. The $879 increase in accounting, audit, and legal fees from 2010 to 2011 due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)

The 2011 office and general expenses is $1,868 compared to $226 in the 2010 period. The increase in office and general expenses from 2010 to 2011 is due to an increase in late fees charged by certain vendors on unpaid invoices.

c)	Interest on loans increased by $4,170, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

d)

Regulatory fees increased $6,128 due to an increase in both the fees charged by regulatory authorities and the fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities. In 2011 this included new charges for submission of financial data in a new XBRL format as required by SEC regulations. Also the 2010 fees were lower than normal due to $1,062 reversal of an over-accrued liability recorded in 2009 relating to EDGAR filing agent fees.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of September 30, 2011, the Company had total current assets of $265 and total liabilities of $1,411,627. The Company had cash of $265 and a working capital deficiency of $1,411,362 as of September 30, 2011 compared to cash on hand of $236 and a working capital deficiency of $1,309,832, for the year ended December 31, 2010. We anticipate that we will incur approximately $75,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,411,627. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the nine month period ended September 30, 2011 was $62,297 as compared to cash used by operating activities for the same period in 2010 of $45,457. The increase in cash used in operating activities was primarily due to increases in: accounting and audit fees, and regulatory fees; partially offset by a foreign exchange gain and a decrease in accounts payable.

The Company has the following loans outstanding as of September 30, 2011:

A $14,656 loan payable to a company controlled by a director of the Company including accrued interest of $7,855 (December 31, 2010 - $6,614). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$227,007 in loans payable to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $238,188 loan payable to a company controlled by a director of the Company, including accrued interest payable of $74,422 (December 31, 2010 - $57,459), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

A $363,718 loan payable to a company controlled by a director of the Company, including accrued interest of $108,509 (December 31, 2010 - $82,606), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2011, we had cash of $265 and we estimate that we will require approximately $75,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,411,627. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our September 30, 2011 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2011, we had cash of $265 and we estimate that we will require approximately $75,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,411,627. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2011, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

None

1.	A Risk Factors

Not applicable

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2011, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2011. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2011, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2011. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2011.

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

Strategic Internet Investments, Incorporated

Date:	November 21, 2011	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director