Form 10-Q
period 2012-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2012-08-16
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
Registrant name:

Delaware	84-1116458
State of incorporation:	IRS Employer Identification:

Nisar Square, Benyas Centre Office
No. 207
P.O. Box 40088,
Dubai, United Arab Emirates
Address of principal executive offices:

009 714 223 1189
Registrant’s telephone number

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
Yes [X]    No [   ]

Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Common shares outstanding as of August 15, 2012: 27,610,326

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

June 30, 2012

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current
Cash	$185	$161
Prepaid expenses	500	-

	$685	$161

LIABILITIES

Current
Accounts payable – Note 5	$567,873	$566,958
Loans payable – Note 2	961,952	876,664

TOTAL LIABILITIES	1,529,825	1,443,622

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 3	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 3, 4 and 5
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding Common stock, $0.001 par value 100,000,000 authorized 27,610,326 issued (2011: 27,610,326 issued)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(10,114,333)	(10,028,654)

	(2,321,140)	(2,235,461)

	$685	$161

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 2 and 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					Cumulative from
					February 28,
					1989 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

General and Administrative Expenses
Accounting and audit fees	$18,842	$29,596	$44,162	$44,596	$519,243
Amortization	-	-	-	-	3,616
Communications	214	220	428	442	107,650
Consulting fees – Notes 4 and 5	-	-	-	-	3,419,546
Interest – Notes 2 and 5	16,233	14,694	32,070	28,876	601,808
Investor relations	-	-	-	-	91,385
Legal fees	-	-	-	-	166,684
Management fees – Note 5	-	-	-	-	546,325
Office and general – Note 5	67	40	115	129	145,448
Regulatory fees	1,536	4,573	7,364	5,487	59,779
Rent – Note 5	-	-	-	-	135,615
Transfer agent fees	375	375	750	750	48,258
Travel	-	-	-	-	112,770
Loss on disposal of equipment	-	-	-	-	1,481
Write-down of advances to related party	-	-	-	-	606,337

Operating loss	(37,267)	(49,498)	(84,889)	(80,280)	(6,565,945)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	8,233	(1,769)	(790)	(6,958)	(38,877)
Gain on settlement of payables	-	-	-	-	25,233
Write-down of deferred investment costs	-	-	-	-	(34,210)

Net loss for the period	$(29,034)	$(51,267)	$(85,679)	$(87,238)	$(7,474,915)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	27,610,326	27,610,326	27,610,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			Cumulative from
			February 28, 1989
	Six months ended		(Date of Inception) to
	June 30,		June 30,
	2012	2011	2012
Operating Activities
Net loss for the period	$(85,679)	$(87,238)	$(7,474,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	-	2,478,554
Gain on settlement of payables	-	-	(25,233)
Interest accrued on loans	32,070	28,876	238,468
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expenses	(500)	322	(500)
Accounts payable	915	13,885	705,819

Net cash used in operating activities	(53,194)	(44,155)	(1,604,448)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	53,218	44,676	1,076,948
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	53,218	44,676	2,250,277

Increase in cash during the period	24	521	185
Cash, beginning of the period	161	236	-
Cash, end of the period	$185	$757	$185

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2012
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2012
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
For the period from February 28, 1989 (Date of Inception) to June 30, 2012
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	– at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	– at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	– at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	27,610	7,765,583	(9,760,296)	(1,967,103)
Net loss		-	-	-	(134,729)	(134,729)

Balance, December 31, 2010		27,610,326	27,610	7,765,583	(9,895,025)	(2,101,832)
Net loss		-	-	-	(133,629)	(133,629)

Balance, December 31, 2011		27,610,326	$27,610	$7,765,583	$(10,028,654)	$(2,235,461)
Net loss		-	-	-	(85,679)	(85,679)

Balance, June 30, 2012		27,610,326	$27,610	$7,765,583	$(10,114,333)	$(2,321,140)

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had not yet achieved profitable operations, has an accumulated deficit of $10,114,333 since its inception, has a working capital deficiency of $1,529,140 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $81,000 over the twelve months ended June 30, 2013 to continue operations as well as the Company estimates it will accrue interest expenses of $66,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,529,825. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended June 30, 2013, by issuing equity securities and/or related party advances.

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

The results of operations for the periods ended June 30, 2012 are not indicative of the results that may be expected for the full year.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)
(Unaudited)

2.	Loans Payable

		June 30,	December 31,
		2012	2011

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $9,215 (December 31, 2011 - $8,298). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$16,017	$15,100

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	297,705	244,487

c)

Loan payable to a company controlled by a director of the Company, including accrued interest payable of $92,754 (December 31, 2011 - $80,426), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

		256,520	244,192

d)

Loan payable to a company controlled by a director of the Company, including accrued interest of $136,501 (December 31, 2011 - $117,676), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

		391,710	372,885

		$961,952	$876,664

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

During the six month periods ended June 30, 2012 and 2011 the Company did not grant any stock options to directors, employees, or consultants.

During the period ended June 30, 2012, the change in share purchase options outstanding are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at December 31, 2010	3,175,000	$0.15	2.42 years	$-
Cancelled during the period	(50,000)	$0.15	2.42 years	-
Options outstanding at December 31, 2011	3,125,000	$0.15	1.42 years	$-
Options outstanding at June 30, 2012	3,125,000	$0.15	0.92 years	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – (cont’d) Stock-based Compensation – (cont’d)

As at June 30, 2012, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,125,000	$0.15	June 1, 2013

As at June 30, 2012 and December 31, 2011 all of the outstanding share purchase options were exercisable.

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

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

					Cumulative from
					February 28, 1989
	Three months ended		Six months ended		(Date of Inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Consulting fees	$-	$-	$-	$-	$249,043
Interest	16,233	14,694	32,070	28,876	454,043
Management fees	-	-	-	-	546,325
Office and general	-	-	-	-	26,944
Rent	-	-	-	-	130,232

	$16,233	$14,694	$32,070	$28,876	$1,406,587

At June 30, 2012, accounts payable includes $457,211 (December 31, 2011 - $456,972) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees, consulting fee and expenses incurred on behalf of the Company.

At June 30, 2012, accounts payable also includes $15,527 (December 31, 2011 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

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

Subsequent to June 30, 2012 the Company received additional loans of $23,800 from a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,529,825. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

During the quarter ended June 30, 2012, the Company incurred general and administrative expenses totaling $37,267 compared to $49,498 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The changes in our general and administrative expenses for the three month period ended June 30, 2012 when compared to the three month period ended June 30, 2011 was primarily due to:

a)

The 2012 accounting and audit fees is $18,842 compared to $29,596 in the 2011 period. The $10,754 decrease in accounting and audit fees from 2012 to 2011 is mainly due to a timing difference whereby more of these fees were incurred in Q1 compared to 2011 when these fees were mostly incurred in Q2.

b)	Interest on loans increased by $1,539, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

c)

Regulatory fees relate to fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities. In the 2012 Q2 period these fee decreased $3,037 due to a timing difference whereby more of these fees were incurred in Q1 compared to 2011 when these fees were mostly incurred in Q2.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of June 30, 2012, the Company had total current assets of $685 and total liabilities of $1,529,825. The Company had cash of $185 and a working capital deficiency of $1,529,140 as of June 30, 2012 compared to cash on hand of $161 and a working capital deficiency of $1,443,461, for the year ended December 31, 2011. We anticipate that we will incur approximately $81,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,529,825. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the six month period ended June 30, 2012 was $53,194 as compared to cash used by operating activities for the same period in 2011 of $44,155. The increase in cash used in operating activities was primarily due to increases in: regulatory fees; partially offset by a reduction in foreign exchange losses and a increase in accounts payable.

The Company has the following loans outstanding as of June 30, 2012:

A $16,017 loan payable to a company controlled by a director of the Company including accrued interest of $9,215 (December 31, 2011 - $8,298). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$297,705 in loans payable to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $256,520 loan payable to a company controlled by a director of the Company, including accrued interest payable of $92,754 (December 31, 2011 - $80,426), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

A $391,710 loan payable to a company controlled by a director of the Company, including accrued interest of $136,501 (December 31, 2011 - $117,676), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2012, we had cash of $185 and we estimate that we will require approximately $81,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,529,825. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our June 30, 2012 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of June 30, 2012, we had cash of $185 and we estimate that we will require approximately $81,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,529,825. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2012, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

None

1.	A Risk Factors

Not applicable

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At June 30, 2012, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of June 30, 2012. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At June 30, 2012, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of June 30, 2012. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended June 30, 2012.

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

Strategic Internet Investments, Incorporated

Date:	August 15, 2012	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director