Form 10-Q
period 2012-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2012-11-19
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

Commission File Number: 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-1116458
State of incorporation	IRS Employer Identification

24 First Avenue East, STE C
P.O. Box 918
Kalispell, Montana 59903
Address of principal executive offices

406-552-1170
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
Yes  [X]   No  [  ]

Common shares outstanding as of November 19, 2012: 27,610,326

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

September 30, 2012

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current
Cash	$870	$161

	$870	$161

LIABILITIES

Current
Accounts payable – Note 5	$582,146	$566,958
Loans payable – Note 2	992,621	876,664

TOTAL LIABILITIES	1,574,767	1,443,622

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 3	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 3, 4 and 5
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 issued (2011: 27,610,326 issued)	27,610	27,610
Additional paid-in capital	7,765,583	7,765,583
Deficit accumulated during the development stage	(10,159,090)	(10,028,654)

	(2,365,897)	(2,235,461)

	$870	$161

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 2 and 5
Subsequent Events – Note 6

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from February 28, 1989 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012

General and Administrative Expenses
Accounting and audit fees	$9,397	$9,634	$53,559	$54,230	$528,640
Amortization	-	-	-	-	3,616
Communications	215	203	643	645	107,865
Consulting fees – Notes 4 and 5	-	-	-	-	3,419,546
Interest – Notes 2 and 5	16,823	15,229	48,893	44,105	618,631
Investor relations	-	-	-	-	91,385
Legal fees	2,975	-	2,975	-	169,659
Management fees – Note 5	1,000	-	1,000	-	547,325
Office and general – Note 5	108	1,739	223	1,868	145,556
Regulatory fees	4,609	4,618	11,973	10,105	64,388
Rent – Note 5	-	-	-	-	135,615
Transfer agent fees	375	375	1,125	1,125	48,633
Travel	-	-	-	-	112,770
Loss on disposal of equipment	-	-	-	-	1,481
Write-down of advances to related party	-	-	-	-	606,337

Operating loss	(35,502)	(31,798)	(120,391)	(112,078)	(6,601,447)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(9,256)	17,506	(10,046)	10,548	(48,133)
Gain on settlement of payables	-	-	-	-	25,233
Write-down of deferred investment costs	-	-	-	-	(34,210)

Net loss for the period	$(44,758)	$(14,292)	$(130,436)	$(101,530)	$(7,519,673)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	27,610,326	27,610,326	27,610,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Nine months ended September 30,		Cumulative from February 28, 1989 (Date of Inception) to September 30,
	2012	2011	2012
Operating Activities
Net loss for the period	$(130,436)	$(101,530)	$(7,519,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	-	2,478,554
Gain on settlement of payables	-	-	(25,233)
Interest accrued on loans	48,893	44,105	255,291
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	7,000
Stock-based compensation	-	-	736,053
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expenses	-	322	-
Accounts payable	15,188	(5,194)	720,093

Net cash used in operating activities	(66,355)	(62,297)	(1,617,609)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	67,064	62,326	1,090,794
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	67,064	62,326	2,264,123

Increase in cash during the period	709	29	870
Cash, beginning of the period	161	236	-
Cash, end of the period	$870	$265	$870

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 4

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2012
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 1999		9,736,695	$9,736	$134,436	$(230,132)	$(85,960)

Issuance of stock for cash pursuant to a private placement	- at $0.30	1,133,334	1,133	338,867	-	340,000
Issue of stock for finders’ fee		50,000	50	(50)	-	-
Net loss		-	-	-	(336,431)	(336,431)
Non-cash compensation charge		-	-	78,707	-	78,707

Balance December 31, 2000		10,920,029	10,919	551,960	(566,563)	(3,684)
Issuance of stock for services	- at $0.50	328,356	328	163,851	-	164,179
	- at $1.55	13,383	13	20,731	-	20,744
	- at $3.50	366,667	367	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a private placement	- at $0.30	883,332	883	264,117	-	265,000
Issuance of stock pursuant to the exercise of warrants	- at $2.00	28,800	29	57,571	-	57,600
Less: Issue costs		-	-	(17,858)	-	(17,858)
Net loss		-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge		-	-	136,378	-	136,378

Balance, December 31, 2001		12,540,567	12,539	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting					-
	- at $0.35	80,000	80	27,920	-	28,000
Issuance of stock for deferred costs	- at $0.05	1,300,000	1,300	63,700	-	65,000
Issuance of stock for services	- at $0.05	100,000	100	4,900	-	5,000
	- at $0.055	60,000	60	3,240	-	3,300
	- at $0.10	105,000	105	10,395	-	10,500
	- at $0.148	27,000	27	3,973	-	4,000
	- at $0.20	175,000	175	34,825	-	35,000
	- at $0.209	17,143	17	3,583	-	3,600
	- at $0.35	120,000	120	41,880	-	42,000
Issuance of stock for debt	- at $0.20	458,135	458	91,169	-	91,627
	- at $0.209	222,751	223	46,156	-	46,379
Net loss		-	-	-	(214,758)	(214,758)

Balance, December 31, 2002		15,205,596	15,204	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge		-	-	53,500	-	53,500
Issue of stock for services	- at $0.14	1,450,000	1,450	201,550	-	203,000
Issue of stock for cash pursuant to a private placement	- at $0.10	650,000	650	64,350	-	65,000
Net loss		-	-	-	(1,208,941)	(1,208,941)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2012
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

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2006		25,960,326	$25,960	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement	- at $0.25	200,000	200	49,800	-	50,000
Issuance of stock for services	- at $0.20	700,000	700	139,300	-	140,000
Non-cash compensation charge		-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt		-	-	39,600	-	39,600
Net loss		-	-	-	(519,345)	(519,345)

Balance, December 31, 2007		26,860,326	26,860	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services	- at $0.07	750,000	750	51,250	-	52,000
Non-cash compensation charge		-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt		-	-	122,262	-	122,262
Net loss		-	-	-	(723,811)	(723,811)

Balance, December 31, 2008		27,610,326	27,610	7,765,583	(9,605,491)	(1,812,298)
Net loss		-	-	-	(154,805)	(154,805)

Balance, December 31, 2009		27,610,326	27,610	7,765,583	(9,760,296)	(1,967,103)
Net loss		-	-	-	(134,729)	(134,729)

Balance, December 31, 2010		27,610,326	27,610	7,765,583	(9,895,025)	(2,101,832)
Net loss		-	-	-	(133,629)	(133,629)

Balance, December 31, 2011		27,610,326	27,610	7,765,583	(10,028,654)	(2,235,461)
Net loss		-	-	-	(130,436)	(130,436)

Balance, September 30, 2012		27,610,326	$27,610	$7,765,583	$(10,159,090)	$(2,365,897)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations, has an accumulated deficit of $10,159,090 since its inception, has a working capital deficiency of $1,573,897 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $81,000 over the twelve months ended September 30, 2013 to continue operations as well as the Company estimates it will accrue interest expenses of $66,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,574,767. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended September 30, 2013, by issuing equity securities and/or related party advances.

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

The results of operations for the periods ended September 30, 2012 are not indicative of the results that may be expected for the full year.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

2.	Loans Payable

		September 30,	December 31,
		2012	2011

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $9,700 (December 31, 2011 - $8,298). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$16,501	$15,100

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	311,552	244,487

c)	Loan payable to a company controlled by a director of the Company, including accrued interest payable of $99,219 (December 31, 2011 - $80,426), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	262,985	244,192

d)	Loan payable to a company controlled by a director of the Company, including accrued interest of $146,374 (December 31, 2011 - $117,676), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	401,583	372,885

		$992,621	$876,664

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
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

During the nine month periods ended September 30, 2012 and 2011 the Company did not grant any stock options to directors, employees, or consultants.

During the period ended September 30, 2012, the change in share purchase options outstanding are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	3,175,000	$0.15	2.42 years	$-
Cancelled during the period	(50,000)	$0.15	2.42 years	-
Options outstanding at December 31, 2011	3,125,000	$0.15	1.42 years	$-
Options outstanding at September 30, 2012	3,125,000	$0.15	0.67 years	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – (cont’d)

Stock-based Compensation – (cont’d)

As at September 30, 2012, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date
3,125,000	$0.15	June 1, 2013

As at September 30, 2012 and December 31, 2011 all of the outstanding share purchase options were exercisable.

4.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

Year		Number of Preferred Shares	Number of Common Shares	Weighted Average Price Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$1,500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	1,135,000	$0.29	333,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160
2005	Stock dividend	-	4,120,643	$0.65	2,678,418
2006	Finders’ fee	-	100,000	$0.40	40,000
2007	Consulting fees	-	700,000	$0.20	140,000
2008	Consulting fees	-	750,000	$0.07	52,000
		198,000	20,589,343		$6,530,725

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

5.	Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Three months ended September 30,		Nine months ended September 30,		Cumulative from February 28, 1989 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012

Consulting fees	$-	$-	$-	$-	$249,043
Interest	16,823	15,229	48,893	44,105	470,867
Management fees	1,000	-	1,000	-	547,325
Office and general	-	-	-	-	26,944
Rent	-	-	-	-	130,232

	$17,823	$15,229	$49,893	$44,105	$1,424,411

At September 30, 2012, accounts payable includes $462,013 (December 31, 2011 - $456,972) due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees, consulting fees and expenses incurred on behalf of the Company.

At September 30, 2012, accounts payable also includes $15,527 (December 31, 2011 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director, plus pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $1,000 (2011 – Nil). In addition, the Company agreed to grant the Director 320,000 share purchase options. As of September 30, 2012 the shares had not been issued and the share purchase options had not been granted.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)
(Unaudited)

6.	Subsequent Events

Subsequent to September 30, 2012, the Company:

a)	Received additional loans of $10,000 from a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

b)	Cancelled the pre-existing 3,125,000 share purchase options outstanding at September 30, 2012.

c)	Granted 4,140,000 share purchase options to directors and consultants at an exercise price of $0.10 per common share, expiring on October 15, 2017.

d)	Entered into three Debt Settlement and Subscription Agreements to issue a total of 5,249,065 restricted shares of Common stock of the Company at $0.07 per share as settlement of September 30, 2012 accounts payable due to directors of the Company and companies controlled by directors of the Company in respect of unpaid management fees and consulting fees debts totaling $350,207, plus a $17,220 debt owed to an arm’s length creditor. These shares have not yet been issued.

e)	On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. As of September 30, 2012 the shares had not been issued.

f)	On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. As of September 30, 2012 the shares had not been issued.

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

Plan of Operation

The Company has been devoting its business efforts to real estate development projects. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2012 fiscal year.

On August 20, 2012, Strategic Internet Investments, Incorporated (“SIII”) signed a Letter of Intent (the "LOI") with G7 Entertainment Limited (“G7”), a private company controlled by Mr. Abbas Salih, a director and officer of SIII. The LOI sets out the terms and conditions that will allow SIII to acquire certain real estate assets located in the United Kingdom (“UK”). The assets are held under contractual rights by G7 as outlined within various Joint Venture Agreements (the "JV Agreements ") between G7 and four UK corporations. The JV Agreements outline the terms and conditions of the formation of a joint venture between G7 and the respective real estate owners whereby G7 intends to facilitate the refinancing of existing mortgages in exchange for a 60% interest in each Joint Venture, which Joint Venture will hold title to the real estate assets.

The LOI outlines the terms and conditions whereby SIII can purchase a 100% interest in the assets at a discounted price (the “SIII Purchase Price”) to the Fair Market Price. The Fair Market Price is to be determined by a mutually acceptable, independent professional real estate evaluator experienced in evaluating the type of assets to be purchased by SIII. The LOI states that the SIII Purchase Price will be equal to the fair market price, as outlined above, minus a discount that will be calculated to be 25% of the total equity contained within the assets (equity Fair Market Price less outstanding mortgage(s) and/or other existing debt of the of the Assets).

The LOI allows for ongoing due diligence which is in process and the completion of a formal purchase agreement between the respective parties.

SIII intends to fund the acquisition of the assets by securing funding by way of equity and or debt financing and cannot predict with any certainty that such funding efforts will be successful and therefore provides a cautionary statement that the success of the contemplated acquisition cannot be assured.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,574,767. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

During the quarter ended September 30, 2012, the Company incurred general and administrative expenses totaling $35,502 compared to $31,798 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The changes in our general and administrative expenses for the three month period ended September 30, 2012 when compared to the three month period ended September 30, 2011 was primarily due to:

a)	The 2012 accountingand audit fees is $9,397compared to $9,634 in the 2011 period. The $237 decrease in accounting andaudit fees from 2012 to 2011 is mainly due to a slight reduction in the timespent and corresponding charges by these professionals.

b)	Management feesincreased $1,000 in 2012 as the Company entered into an agreement with adirector to provide certain administrative services. During the comparative2011 period there were no management services incurred.

c)	Interest on loansincreased by $1,594, this is attributed to the compounding effect of thequarterly interest calculation as the Company has not been making any paymentson these debts.

d)	Legal fees increasedby $2,975 in 2012. In 2012 the Company retained a lawyer to assist with thepreparation of various agreements entered into during the quarter. During thecomparative 2011 period there were no legal services incurred.

e)	The 2011 office andgeneral expenses included late fees charged by certain vendors on unpaidinvoices. The Company did not incur similar charges in 2012, and this expensecategory declined accordingly.

f)	Regulatoryfees relate to fees charged by EDGAR/SEDAR regulatory filing service providersfor making submissions to the regulatory authorities. In the 2012 Q3 periodthere was only a small decrease in these

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of September 30, 2012, the Company had total current assets of $870 and total liabilities of $1,574,767. The Company had cash of $870 and a working capital deficiency of $1,573,897 as of September 30, 2012 compared to cash on hand of $161 and a working capital deficiency of $1,443,461, for the year ended December 31, 2011. We anticipate that we will incur approximately $81,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,574,767. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the nine month period ended September 30, 2012 was $66,355 as compared to cash used by operating activities for the same period in 2011 of $62,297. The increase in cash used in operating activities was primarily due to increases in: consulting, legal, and regulatory fees, and foreign exchange losses; partially offset by an increase in accounts payable.

The Company has the following loans outstanding as of September 30, 2012:

A $16,501 loan payable to a company controlled by a director of the Company including accrued interest of $9,700 (December 31, 2011 - $8,298). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

$311,552 loans payable to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $262,985 loan payable to a company controlled by a director of the Company, including accrued interest payable of $99,219 (December 31, 2011 - $80,426), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

A $401,583 loan payable to a company controlled by a director of the Company, including accrued interest of $146,374 (December 31, 2011 - $117,676), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2012, we had cash of $870 and we estimate that we will require approximately $81,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,574,767. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our September 30, 2012 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2012, we had cash of $870 and we estimate that we will require approximately $81,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,574,767. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2012, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

None

1.	A Risk Factors

Not applicable

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2012, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2012. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2012, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2012. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2012.

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

Strategic Internet Investments, Incorporated

Date:	November 19, 2012	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director