Form 10-K
period 2012-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2013-04-15
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

 [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission File Number: 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-1116458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 First Avenue East, STE C P.O. Box 918 Kalispell, Montana	59903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 406-552-1170

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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
Yes  [X]   No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $342,368 based on a price of $0.0124 per share, being the price the common equity last sold on April 26, 2012 as quoted on the OTC Bulletin Board.

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
Yes  [  ]   No  [  ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  33,959,391 common shares issued and outstanding as of March 31, 2013.

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

The Company has been devoting its business efforts to real estate development projects.  The Company will continue to explore new investment opportunities, including real estate development projects, during its 2013 fiscal year.

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

Subsequent to the year end, on February 20, 2013, signed a Memorandum of Understanding (the "MOU") with the following parties: Gary Keeley, Anjum Ahmed, Kevin O’Brien, Milton Thompson and G7 Entertainment Limited (“G7”), a non-arms length private British Columbia Corporation majority controlled by Mr. Abbas Salih, president and CEO of SIII. The MOU sets out the terms and conditions that will allow SIII to acquire up to a majority 80% interest in a private company that will be formed as Special Purpose Vehicle (the “SPV”), in return for funding up to USD $4 million of the SPV’s initial business development.

The SPV will acquire the exclusive worldwide intellectual property (IP) licensing rights, permitting it to design, manufacture (outsourced), market and license out secure RFiD (Radio Frequency Identification) patented security authorization systems developed and patented by Mr. Milton Thompson.

SIII intends to fund the SPV’s business development by securing funding by way of equity and or debt financing and cannot predict with any certainty whether such funding efforts will be successful, and therefore provides a cautionary statement that the success of the contemplated acquisition cannot be assured.

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

ITEM 3.  LEGAL PROCEEDINGS.

On January 24, 2013 a vendor filed a claim against the Company for unpaid filing services invoices in the amount of $5,124.00, plus court costs of $326.00. The Company disputes the charges by the vendor on two of the invoices. The full amount of all the unpaid invoices are included in accounts payable at December 31, 2012.

We know of no other material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by OTC Markets (www.otcmarkets.com), was as follows:

Year	Period	High(1)	Low(1)

2013	First quarter	$0.410	$0.12

2012	First quarter	$0.015	$0.003
	Second quarter	$0.012	$0.003
	Third quarter	$0.200	$0.012
	Fourth quarter	$0.260	$0.100

2011	First quarter	$0.008	$0.006
	Second quarter	$0.006	$0.004
	Third quarter	$0.004	$0.002
	Fourth quarter	$0.015	$0.002

           1.       All prices rounded to 3rd decimal place.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of March 31, 2013, we have approximately 137 registered stockholders and 33,959,391 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,200,000	$0.10	2,941,549

Total	1,200,000	$0.10	2,941,549

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2012, the Star Leisure loan principal was $255,209 and had accrued interest of $156,497. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed.  Star Leisure has not converted any part of the principal sums advanced into units as of December 31, 2012. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2012, the CMB loan principal was $163,766 and had accrued interest of $105,848. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23 as set at the time the principal was borrowed.  CMB has not converted any part of the principal sums advanced into units as of December 31, 2012. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On October 15, 2012 the Company entered into three agreements to issue a total of 5,249,065 restricted common shares of the Company at $0.07 per share as settlement of accounts payable due to a director of the Company, a company controlled by a director of the Company, in respect of unpaid management and consulting fee debts totaling $350,215, plus a $17,220 debt owed to an arm’s length creditor. These shares were issued subsequent to the year-end December 31, 2012. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012.  As partial remuneration for the management and consulting services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. For services received in the fiscal year ended

December 31, 2012, the Company has recognized share based compensation of $46,000. The shares to be issued were valued upon the quoted market price at December 31, 2012 and subsequent to the year end the shares are to be re-measured until their issuance date. As part of the same agreement, the directors and consultant also received 320,000 and 480,000 stock options respectively with an exercise price of $0.10 expiring October 15, 2017.

On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. For services received in fiscal year ended December 31, 2012, the Company has recognized share based compensation of $17,250. The shares to be issued were valued upon the quoted market price at December 31, 2012 and subsequent to the year end the shares are to be re-measured until their issuance date. As part of the same agreement, the consultant also received 300,000 stock options with an exercise price of $0.10 expiring October 15, 2017.

The total share base payment expenses from the Consulting Services Agreement and the Management Service Agreement is $63,250 in the year ended December 31, 2012.

On March 15, 2013 the Company entered into two consulting services agreements for a term of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 1,200,000 restricted common shares to the consultants. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. These shares had not yet been issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

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

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Bahrain and Turkey. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2013 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$66,000
General and administrative expenses	4,000
Regulatory and transfer agent fees	15,000
$85,000

The Company also estimates it will continue to accrue interest expense of $73,000 over the next 12 months on loans due to related parties. It is not anticipated the interest will be paid in cash during 2013, and therefore interest has been excluded from the above list of cash expenses.

To date we have funded our operations primarily with loans from shareholders and issue new equity.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,596,858. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the Company.  Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company.  See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Percentage Increase (Decrease)
Revenue	-	-	-
Expenses	$(606,722)	$(139,244)	336%
Other Income (Expense)	$(1,807)	$5,615	(132%)
Net Loss	$(608,529)	$(133,629)	355%

Revenues

We have had no operating revenues for the years ended December 31, 2012 and 2011.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The major components of our general and administrative expenses for the years ended December 31, 2012 and 2011 are outlined in the table below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Percentage Increase (Decrease)
Accounting, audit fees, and legal fees	$64,867	$63,503	2%
Interest	66,143	59,719	11%
Management and consulting fees	459,128	-	N/A
Office and communications	1,126	2,775	(59%)
Regulatory and transfer agent fees	15,458	13,247	17%
Total Operating Expenses	$606,722	$139,244	336%

The increase in our general and administrative expenses for the year ended December 31, 2012 was primarily due to:

a)	The increase in accounting and audit from 2012 to 2011 due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)	There was a $6,424 increase in interest expense in 2012 attributed to the compounding effect of interest charged on the loans during the year.

c)	Management and consulting fees totaled $459,128 in 2012, there were no management or consulting contracts in effect during 2011. The 2012 fees relate to contracts with two independent consultants and a management fee with a director.

d)	The 2012 office and general expenses is $1,126 compared to $2,775 in the 2011 period. In 2011 there was an increase in office and general expenses primarily due to an increase in late fees charged by certain vendors on unpaid invoices. These late fees charges were avoided in 2012.

e)	Regulatory and transfer agent fees increased $2,211 due to an increase in the fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities, and an increase in the number of filings with the regulatory authorities . This included new charges for submission of financial data in a new XBRL format as required by SEC regulations.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2012, the Company had total current assets of $1,937 and total liabilities of $1,596,858. The Company had cash of $1,937 and a working capital deficiency of $1,594,921 as of December 31, 2012 compared to cash on hand of $161 and a working capital deficiency of $1,443,461 as of December 31, 2011.  We anticipate that we will incur approximately $85,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,596,858. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2012 was $74,362 as compared to cash used by operating activities for the same period in 2011 of $79,882.  The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures on accounting, audit, office, and regulatory fees.

The Company has the following loans outstanding as of December 31, 2012:

A $17,000 loan is payable to a company controlled by a director of the Company including accrued interest of $10,199. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $320,625 are payable to companies controlled by directors of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $269,614 loan is payable to a company controlled by a director of the Company, including accrued interest payable of $105,848 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $411,706 loan is payable to a company controlled by a director of the Company, including accrued interest of $156,497 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2013, we had cash of $747 and we estimate that we will require approximately $85,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,596,858. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations subsequent to the year.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2012 and 2011 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of March 31, 2013, we had cash of $747 and we estimate that we will require approximately $85,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,596,858. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Standards

ASU 2011-14. In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”.  This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

ASU 2011-05. In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

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

Convertible Instruments and Beneficial Conversion Feature
When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments.  The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.  As at December 31, 2012 and 2011, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. The convertible debt securities outstanding as at December 31, 2012 and 2011, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument.  The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan.  However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012 and 2011

(Stated in U.S. Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Strategic Internet Investments, Incorporated
(A Development Stage Company)

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the “Company”, a Development Stage Company)  as of December 31, 2012 and 2011 and the statements of operations, cash flows and changes in capital deficit for the years then ended and the period from inception (February 28, 1989) to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Strategic Internet Investments, Incorporated as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 28, 1989) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
April 12, 2013

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) BALANCE SHEETS (Stated in U.S. Dollars)

	December 31, 2012	December 31, 2011
ASSETS

Current
Cash	$1,937	$161

	$1,937	$161

LIABILITIES

Current
Accounts payable – Note 6	$577,913	$566,958
Loans payable – Note 3	1,018,945	876,664

TOTAL LIABILITIES	1,596,858	1,443,622

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 5	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 3, 4 and 6
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
27,610,326 issued (2011: 27,610,326 issued)	27,610	27,610
Shares to be issued – Note 4	63,250	-
Additional paid-in capital – Note 4	8,159,402	7,765,583
Deficit accumulated during the development stage	(10,637,183)	(10,028,654)

	(2,386,921)	(2,235,461)

	$1,937	$161

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 3 and 6
Subsequent Events – Note 8

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) STATEMENTS OF OPERATIONS (Stated in U.S. Dollars)

	Years ended December 31,		Cumulative from February 28, 1989 (Date of Inception) to December 31,
	2012	2011	2012

General and Administrative Expenses
Accounting and audit fees	$61,335	$63,503	$536,416
Amortization	-	-	3,616
Communications	857	855	108,079
Consulting fees – Note 6	235,720	-	3,655,266
Interest – Notes 3 and 6	66,143	59,719	635,881
Investor relations	-	-	91,385
Legal fees	3,532	-	170,216
Management fees – Note 6	223,408	-	769,733
Office and general	269	1,920	145,602
Regulatory fees	13,958	11,747	66,373
Rent – Note 6	-	-	135,615
Transfer agent fees	1,500	1,500	49,008
Travel	-	-	122,770
Loss on disposal of equipment	-	-	1,481
Write-down of advances to related party	-	-	606,337

Operating loss	(606,722)	(139,244)	(7,087,778)

Unauthorized distribution	-	-	(69,116)
Termination fee	-	-	(792,000)
Gain (loss) on foreign exchange	(1,807)	5,615	(39,894)
Gain on settlement of payables	-	-	25,233
Write-down of deferred costs	-	-	(34,210)

Net loss for the period	$(608,529)	$(133,629)	$(7,997,765)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average common shares outstanding	27,885,326	27,610,326

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) STATEMENTS OF CASH FLOWS (Stated in U.S. Dollars)

	Years ended December 31,		Cumulative from February 28, 1989 (Date of Inception) to December 31,
	2012	2011	2012
Operating Activities
Net loss for the period	$(608,529)	$(133,629)	$(7,997,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	44,850	-	2,523,404
Gain on settlement of payables	-	-	(25,233)
Interest accrued on loans	66,143	59,719	272,541
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	18,400	-	25,400
Stock-based compensation	393,818	-	1,129,871
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expenses	-	322	-
Accounts payable	10,956	(6,294)	715,860

Net cash used in operating activities	(74,362)	(79,882)	(1,625,616)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	76,138	79,807	1,099,868
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	76,138	79,807	2,273,197

Increase (decrease) in cash during the period	1,776	(75)	1,937

Cash, beginning of the period	161	236	-

Cash, end of the period	$1,937	$161	$1,937

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 5

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2012
(Stated in U.S. Dollars)

					Deficit
			Common		Accumulated
			Shares	Additional	During the
	Common Stock		to be	Paid-In	Development
	Shares	Par Value	Issued	Capital	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-	$-
Issuance of stock to insiders on March 7, 1989 – at $0.30	33,347	33	-	9,967	-	10,000

Balance December 31, 1989	33,347	33	-	9,967	-	10,000
Issuance of stock during public offering for $3.00 per share, net of offering costs of $27,270	33,348	33	-	72,697	-	72,730
Net loss	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	66	-	82,664	(84,159)	(1,429)
Net loss	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	66	-	82,664	(87,575)	(4,845)
Net loss	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	66	-	82,664	(90,288)	(7,558)
Net loss	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	66	-	82,664	(91,902)	(9,172)
Net loss	-	-	-	-	(1,863)	(1,863)

Balance December 31, 1994	66,695	66	-	82,664	(93,765)	(11,035)
Issuance of stock for service rendered – at $0.03	50,000	50	-	1,450	-	1,500
Contributed capital	-	-	-	24,842	-	24,842
Net loss	-	-	-	-	(16,735)	(16,735)

Balance, December 31, 1995	116,695	116	-	108,956	(110,500)	(1,428)
Net loss	-	-	-	-	(9,068)	(9,068)

Balance December 31, 1996	116,695	116	-	108,956	(119,568)	(10,496)
Issuance of stock for cash - at $0.011	2,000,000	2,000	-	19,300	-	21,300
Contributed capital	-	-	-	600	-	600
Net loss	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	2,116	-	128,856	(141,829)	(10,857)
Issuance of stock services
- at $0.001	7,000,000	7,000	-	-	-	7,000
- at $0.01	620,000	620	-	5,580	-	6,200
Net loss	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	9,736,695	9,736	-	134,436	(194,137)	(49,965)
Net loss	-	-	-	-	(35,995)	(35,995)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2012
(Stated in U.S. Dollars)

					Deficit
			Common		Accumulated
			Shares	Additional	During the
	Common Stock		to be	Paid-In	Development
	Shares	Par Value	Issued	Capital	Stage	Total

Balance, December 31, 1999	9,736,695	$9,736	$-	$134,436	$(230,132)	$(85,960)

Issuance of stock for cash pursuant to a private placement – at $0.30	1,133,334	1,133	-	338,867	-	340,000
Issue of stock for finders’ fee	50,000	50	-	(50)	-	-
Net loss	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	78,707	-	78,707

Balance December 31, 2000	10,920,029	10,919	-	551,960	(566,563)	(3,684)
Issuance of stock for services – at $0.50	328,356	328	-	163,851	-	164,179
- at $1.55	13,383	13	-	20,731	-	20,744
- at $3.50	366,667	367	-	1,282,964	-	1,283,331
Issuance of stock for cash pursuant to a private placement - at $0.30	883,332	883	-	264,117	-	265,000
Issuance of stock pursuant to the exercise of warrants - at $2.00	28,800	29	-	57,571	-	57,600
Less: Issue costs	-	-	-	(17,858)	-	(17,858)
Net loss	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	136,378	-	136,378

Balance, December 31, 2001	12,540,567	12,539	-	2,459,714	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting					-
- at $0.35	80,000	80	-	27,920	-	28,000
Issuance of stock for deferred costs - at $0.05	1,300,000	1,300	-	63,700	-	65,000
Issuance of stock for services – at $0.05	100,000	100	-	4,900	-	5,000
- at $0.055	60,000	60	-	3,240	-	3,300
- at $0.10	105,000	105	-	10,395	-	10,500
- at $0.148	27,000	27	-	3,973	-	4,000
- at $0.20	175,000	175	-	34,825	-	35,000
- at $0.209	17,143	17	-	3,583	-	3,600
- at $0.35	120,000	120	-	41,880	-	42,000
Issuance of stock for debt – at $0.20	458,135	458	-	91,169	-	91,627
- at $0.209	222,751	223	-	46,156	-	46,379
Net loss	-	-	-	-	(214,758)	(214,758)

Balance, December 31, 2002	15,205,596	15,204	-	2,791,455	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	53,500	-	53,500
Issue of stock for services – at $0.14	1,450,000	1,450	-	201,550	-	203,000
Issue of stock for cash pursuant to a private placement – at $0.10	650,000	650	-	64,350	-	65,000
Net loss	-	-	-	-	(1,208,941)	(1,208,941)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2012
(Stated in U.S. Dollars)

					Deficit
			Common		Accumulated
			Shares	Additional	During the
	Common Stock		to be	Paid-In	Development
	Shares	Par Value	Issued	Capital	Stage	Total

Balance, December 31, 2003	17,305,596	$17,304	$-	$3,110,855	$(4,286,668)	$(1,158,509)
Non-cash compensation charge	-	-	-	161,450	-	161,450
Issue of stock for cash pursuant to the exercise of warrants – at 0.10	320,000	320	-	31,680	-	32,000
– at $0.05	643,715	644	-	31,542	-	32,186
Issue of stock for cash pursuant to the exercise of options – at $0.25	205,000	205	-	51,045	-	51,250
Issue of stock for debt – at $0.05	563,000	563	-	29,437	-	30,000
– at $0.06	825,364	825	-	47,712	-	48,537
– at $0.30	50,000	50	-	14,950	-	15,000
Issuance of stock for Services – at $2.00	10,000	10	-	19,990	-	20,000
– at $0.35	350,000	350	-	122,150	-	122,500
Cancellation of stock issued for deferred Investment costs – at $0.05	(1,300,000)	(1,300)	-	(63,700)	-	(65,000)
Net loss	-	-	-	-	(517,324)	(517,324)

Balance, December 31, 2004	18,972,675	18,971	-	3,557,111	(4,803,992)	(1,227,910)
Non-cash compensation charge	-	-	-	25,700	-	25,700
Issue of stock for cash pursuant to the exercise of warrants – at $0.07	75,820	76	-	5,232	-	5,308
– at $0.10	357,760	358	-	35,417	-	35,775
– at $0.11	299,724	300	-	31,270	-	31,570
– at $0.21	16,803	17	-	3,483	-	3,500
Issue of stock for debt – at $0.39	635,901	636	-	249,524	-	250,160
Issuance of stock for services – at $0.25	950,000	950	-	236,550	-	237,500
– at $0.36	100,000	100	-	35,900	-	36,000
– at $0.50	121,000	121	-	60,379	-	60,500
– at $0.54	20,000	20	-	10,680	-	10,700
– at $0.84	50,000	50	-	41,950	-	42,000
Issuance of stock dividend – at $0.65	4,060,643	4,061	-	2,635,357	(2,639,418)	-
Net loss	-	-	-	-	(517,270)	(517,270)

Balance, December 31, 2005	25,660,326	25,660	-	6,928,553	(7,960,680)	(1,006,467)

Issue of stock for cash pursuant to a private placement – at $0.40	200,000	200	-	79,800	-	80,000
Issue of stock for finder’s fee – at $0.40	100,000	100	-	39,900	-	40,000
Share issue costs	-	-	-	(43,000)	-	(43,000)
Beneficial conversion feature on convertible debt	-	-	-	77,800	-	77,800
Net loss	-	-	-	-	(401,655)	(401,655)

…Cont’d

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to December 31, 2012
(Stated in U.S. Dollars)

					Deficit
			Common		Accumulated
			Shares	Additional	During the
	Common Stock		to be	Paid-In	Development
	Shares	Par Value	Issued	Capital	Stage	Total

Balance, December 31, 2006	25,960,326	$25,960	$-	$7,083,053	$(8,362,335)	$(1,253,322)
Issue of stock for cash pursuant to a private placement – at $0.25	200,000	200	-	49,800	-	50,000
Issuance of stock for services – at $0.20	700,000	700	-	139,300	-	140,000
Non-cash compensation charge	-	-	-	29,240	-	29,240
Beneficial conversion feature on convertible debt	-	-	-	39,600	-	39,600
Net loss	-	-	-	-	(519,345)	(519,345)

Balance, December 31, 2007	26,860,326	26,860	-	7,340,993	(8,881,680)	(1,513,827)
Issuance of stock for services – at $0.07	750,000	750	-	51,250	-	52,000
Non-cash compensation charge	-	-	-	251,078	-	251,078
Beneficial conversion feature on convertible debt	-	-	-	122,262	-	122,262
Net loss	-	-	-	-	(723,811)	(723,811)

Balance, December 31, 2008	27,610,326	27,610	-	7,765,583	(9,605,491)	(1,812,298)
Net loss	-	-	-	-	(154,805)	(154,805)

Balance, December 31, 2009	27,610,326	27,610	-	7,765,583	(9,760,296)	(1,967,103)
Net loss	-	-	-	-	(134,729)	(134,729)

Balance, December 31, 2010	27,610,326	27,610	-	7,765,583	(9,895,025)	(2,101,832)
Net loss	-	-	-	-	(133,629)	(133,629)

Balance, December 31, 2011	27,610,326	27,610	-	7,765,583	(10,028,654)	(2,235,461)
Shares to be issued for consulting and management services	-	-	63,250	-	-	63,250
Non-cash compensation charge	-	-	-	393,819	-	393,819
Net loss	-	-	-	-	(608,529)	(608,529)

Balance, December 31, 2012	27,610,326	$27,610	$63,250	$8,159,402	$(10,637,183)	$(2,386,921)

SEE ACCOMPANYING NOTES

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has an accumulated deficit of $10,637,183 since its inception, has a working capital deficiency of $1,594,921 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $85,000 over the twelve months ended December 31, 2013 to continue operations as well as the Company estimates it will accrue interest expenses of $73,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,596,858. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or related party advances. Management plans to continue to provide for its capital needs during the year ended December 31, 2013, by issuing equity securities and/or related party advances.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Basic Loss Per Share – (cont’d)

At December 31, 2012, the Company had 15,422,588 (2011 – 17,397,588) common share equivalents in respect to convertible preferred shares, stock options, and convertible debt. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments – (cont’d)

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments:

	December 31, 2012		December 31, 2011
Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels
Cash	1,937	1,937	161	161	1

Liabilities
Loans payable	1,018,945	1,018,945	876,664	876,664	2

The Company’s loan’s payable is based on Level 2 inputs in the ASC 820 fair value hierarchy. Based on the borrowing rates currently available to the Company for loans with similar term. As the loans payable are due on demand or past their maturity, their fair values would approximate their carrying amounts.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2012 and 2011.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

2.	Summary of Significant Accounting Policies – (cont’d)

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2012 and 2011, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). For the convertible debt securities outstanding as at December 31, 2012 and 2011, the embedded conversion features met the exemption criteria to be classified as equity instruments. The conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

ASU 2011-14. In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

ASU 2011-05. In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

3.	Loans Payable

		December 31,	December 31,
		2012	2011

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $10,198 (2011 - $8,298). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$17,000	$15,100

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	320,625	244,487

c)
Loan payable to a company controlled by a director of the Company, including accrued interest payable of $105,848 (2011 - $80,426), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.  Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.
		269,614	244,192

d)
Loan payable to a company controlled by a director of the Company, including accrued interest of $156,497 (2011 - $117,676), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.
		411,706	372,885

		$1,018,945	$876,664

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

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

Stock-based Compensation

In 2008, the Company granted 3,125,000 share purchase options to directors, employees, and consultants of the Company at the closing price of the Company’s common stock on the date of the grants or $0.15. The options were granted with a term of 5 years. All of these options were cancelled in 2012.

During the year ended December 31, 2012, the Company granted 4,140,000 (2011 – $Nil) vested share purchase options to certain directors and consultants of the Company entitling them to acquire 4,140,000 (2011 – Nil) common shares at $0.10 per share, which was $0.13 lower than the Company’s common stock price on the date of grant. Out of these stock options granted, 2,800,000 options were issued to one independent consultant, two directors, and a company controlled by a director that were deemed to be part of a stock option modification relating to the 2012 stock cancellation. The total incremental compensation resulting from the modification was $87,360.

The 4,140,000 options have been granted with a term of 5 years (2011 – N/A) expiring on October 15, 2017. The Company has charged a total of $190,870 (2011 - $Nil) to consulting fees and $202,949 (2011 - $Nil) to management fees on the statement of operations as compensation expense, including the modification expense, for share purchase options awarded to directors and consultants during the period ended December 31, 2012.

Of these 4,140,000 options granted in fiscal 2012, 2,940,000 were subsequently cancelled in November 2012. The cancelled options were originally issued to one arms-length consultant and two directors. Options were granted to the same parties at $0.12 on January 16, 2013 with a term of 5 year expiring on Jan 16, 2018.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

4.	Capital Stock – Notes 3 and 5 – (cont’d)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2012	2011

Expected dividend yield	0.0%	-
Expected volatility	235%	-
Risk-free Interest Rate	0.67%	-
Expected term in years	5	-

The expected volatility is calculated based on the Company’s historical share price. The weighted average fair value of options granted during the year was $0.23.

During the previous two years ended December 31, 2012, the change in share purchase options outstanding are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	3,175,000	$0.15	$-
Cancelled during the year	(50,000)	$0.15	$-
Options outstanding at December 31, 2011	3,125,000	$0.15	$-
Granted during the year	4,140,000	$0.10	$-
Cancelled during the year	(6,065,000)	$0.15	$-
Options outstanding at December 31, 2012	1,200,000	$0.10	$156,000

At December 31, 2012, the Company had share purchase options outstanding as follows:

Number of Options	Exercise Price	Expiry Date

1,200,000	$0.10	October 15, 2017

At December 31, 2012 and December 31, 2011 all of the outstanding share purchase options were exercisable. The weighted average remaining contractual life is 4.79 years.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

4.	Capital Stock – Notes 3 and 5 – (cont’d)

Shares to be issued

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management and consulting services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. For services received in the year ended December 31, 2012, the Company has recognized share based compensation of $46,000. The shares to be issued were valued upon the quoted market price at December 31, 2012 and subsequent to the year end the shares are to be re-measured until their issuance date. As part of the same agreement, the director and consultant also received 320,000 and 480,000 stock options respectively. Options were granted before year end and discussed above under stock base compensation

On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. For services received in the year ended December 31, 2012, the Company has recognized share based compensation of $17,250. The shares to be issued were valued upon the quoted market price at December 31, 2012 and subsequent to the year end the shares are to be re-measured until their issuance date. As part of the same agreement, the consultant also received 300,000 stock options. Options were granted before year end and discussed above under stock base compensation

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

6.	Related Party Transactions – Notes 3 and 4

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,		Cumulative from February 28, 1989 (Date of Inception) to December 31,
	2012	2011	2012

Consulting fees	$92,328	$-	$341,371
Interest	66,143	59,719	488,116
Management fees	138,204	-	684,529
Office and general	-	-	26,944
Rent	-	-	130,232

	$296,675	$59,719	$1,671,192

At December 31, 2012, accounts payable includes $461,755 (2011 - $456,972) due to two directors of the Company and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2012, accounts payable also includes $15,527 (2011 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services. These agreements expired in 2008. At December 31, 2012 the Company owed $321,057 (2011 - $321,057) pursuant to the two Management Services Agreements. Subsequent to the year ended December 31, 2012, the accounts payable arising from these agreements were settled by common shares (Note 5(a)).

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director, plus pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $2,060 (2011 – Nil). For services received in December 31, 2012, the Company has recognized share based compensation of $18,400. As of December 31, 2012 the shares had not been issued. In addition, the Company agreed to grant the Director 320,000 share purchase options, and recognized compensation expense of $73,184.

In addition, the company cancelled 1,200,000 and issued 1,440,000 stock options to a company controlled by a director. The total stock based compensation including modification expense to the company amounted to $92,328. The company also cancelled and re-issued 1,200,000 and 100,000 options to two directors respectively. The stock base compensation modification expense of the options to these directors amounted to $37,440, and $3,120 respectively.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

7.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2012 and 2011 are presented below:

	December 31,
	2012	2011

Net tax operating loss carryforwards	$2,848,000	$2,658,000
Accrued liabilities	205,000	182,000
Gross deferred tax assets	3,053,000	2,840,000
Valuation allowance for deferred tax asset	(3,053,000)	(2,840,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2012, the Company has estimated accumulated non-operating losses of approximately $8,135,000 (2011 - $7,594,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2017 to 2032.

The potential benefits of the losses have not been recorded in the financial statements. As at December 31, 2012 the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to the loss before income taxes as follows:

	December 31,
	2012	2011

Loss for the year	$(608,529)	$(133,629)

Statutory income tax rate	35%	35%

Expected income tax recovery	$(213,000)	$(46,000)
Expiry of loss carryforward	-	3,000
Change in valuation allowance	213,000	43,000

Income tax expense	$-	$-

STRATEGIC INTERNET INVESTMENTS, INCORPORATED (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS December 31, 2012 and 2011 (Stated in U.S. Dollars)

7.	Income Taxes – (cont’d)

All of the Company’s tax returns are subject to tax examinations until respective statue of limitation. The Company currently has no tax years under examination.

The Company does not have an accrual for uncertain tax positions as of December 31, 2012 and 2011. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

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

8.	Subsequent Event

Subsequent to December 31, 2012, the Company:

a)	Received loans of $71,500 from a company controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

b)	Granted 2,940,000 share purchase options to directors and a consultant at an exercise price of $0.12 per common share, expiring on January 16, 2018. These options were granted in exchange for options cancelled in 2012 (see Note 4).

c)	Issued 1,100,000 restricted common shares pursuant to management services agreements, and consulting services agreements dated August 21, 2012 (see Note 4).

d)	Issued a total of 5,249,065 restricted common shares of the Company at $0.07 per share as settlement of accounts payable due to a director of the Company, a company controlled by a director of the Company, in respect of unpaid management and consulting fee debts totaling $350,215, plus a $17,220 debt owed to an arm’s length creditor. Of this accounts payable settled, $321,057 was pursuant to the two Management Services Agreements. Pursuant to the terms of these management services agreements, if the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company. Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company. The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share.

e)	Entered into two consulting services agreements for a term of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 1,200,000 restricted common shares to the consultants. These shares had not yet been issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2012, including the remedial actions discussed below, and we have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2012, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2012, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

c)	Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management corrected any errors prior to the release of our company’s December 31, 2012 financial statements.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name and position	Age	Term	Business experience during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	66	March 7, 2001 to Present	Director and officer of the Company.	None

Ralph Shearing Director	56	March 7, 2001 to Present	Director of the Company, and two natural resource exploration company.	Telson Resources Inc. and Foundation Resources Inc.; both are reporting issuers in Canada.

Fred Schultz Director	53	August 20, 2012 to Present	Director of the Company, and independent businessman	None

Dr. Ralf Zabel Vice-president - International Business Development and Operations	52	September 18, 2008 to Present	Officer of the Company, and independent businessman	None

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

Ralph Shearing, Director
Mr. Shearing is a Professional Geologist, has extensive experience in the management of public companies. In addition to being a director of the Company, since 1986 he has been the President and Chief Executive Officer of Soho Resources Corp, and a Director of Foundation Resources Inc. Both Soho and Foundation are Canadian reporting issuers listed on the Toronto Venture Exchange and their principal business activities consists of the acquisition and exploration of mineral properties. Soho Resources Corp. was renamed to Telson Resources Inc. in 2013. During the five years prior to September 2008, Mr. Shearing was the CEO and Secretary of the Company.

Fred Schultz, Director
Mr. Schultz is a businessman with 30 years of public relations and executive customer service in the United States.  He is VP of Regal Barrington, a capital markets advisory firm and a member of the National Investor Relations Institute (NIRI).  Mr. Schultz was instrumental in the 1999 opening of Regus Networks (formerly HQ Global Workplaces) in Carlsbad, CA as well as a consultant in the 2004 building of other executive office suites, Rancho Santa Fe Executive Suites in Encinitas, CA.

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

Directorships

Certain of the directors of the Company are also directors of other registrant (or equivalent) in a jurisdiction or a foreign jurisdiction as follows:

Name of Director	Other registrant (or equivalent in a foreign jurisdiction)

Ralph Shearing	Telson Resources Inc. and Foundation Resources Inc (Reporting issuers – Canada)
Abbas Salih	None
Fred Schultz	None

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

Item 11.  Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2012 and 2011, are set out in the summary compensation table.

Summary compensation table (aside from what is set out below, there is no other compensation to the individuals in respect of 2012 and 2011):

			Option		Share Awards
Name	Year		Awards(1)		and Other(2)		Total

Ralph Shearing Director	2012		$92,328(3)	$	Nil		$92,328
	2011	$	Nil	$	Nil	$	Nil

Abbas Salih CEO, CFO, Director	2012		$37,440(4)	$	Nil		$37,440
	2011	$	Nil	$	Nil	$	Nil

Fred Schultz, Director	2012		$73,180(5)		$24,460		$97,640
	2011	$	Nil	$	Nil	$	Nil

Dr. Ralf Zabel Vice-president - International Business Development and Operations	2012		$3,120(6)	$	Nil		$3,120
	2011	$	Nil	$	Nil	$	Nil

(1)	The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended December 31, 2012, please review Note 4 to the financial statements for the year ended December 31, 2012.

(2)	The amount of Share Awards is the fair value of common shares issued as remuneration to the named executive officers plus common shares issued as remuneration. For a description of the methodology and assumptions used in valuing the share awards granted to our named executive officers and directors during the year ended December 31, 2012, please review Note 4 to the financial statements for the year ended December 31, 2012. Share awards to Fred Schultz related to the Management Services Agreement dated August 21, 2012.

(3)	In 2008, the Company granted 1,200,000 sharepurchase options to Ralph Shearing at the closing price of the Company’s commonstock on the date of the grants or $0.15. The options were granted with a termof 5 years. All of these options were cancelled in 2012. During the year endedDecember 31, 2012, the Company granted 1,440,000 (2011 – $Nil) vested sharepurchase options entitling him to acquire 1,440,000 (2011 – Nil) common sharesat $0.10 per share, which was $0.13 lower than the Company’s common stock priceon the date of grant. These stock option granted were deemed to be part of astock option modification relating to the 2012 stock cancellation. The totalincremental compensation resulting from the modification was $37,440. Thecompensation resulting from the additional 240,000 options was $54,888.

(4)	In 2008, the Company granted 1,200,000 sharepurchase options to Abbas Salih at the closing price of the Company’s commonstock on the date of the grants or $0.15. The options were granted with a termof 5 years. All of these options were cancelled in 2012. During the year endedDecember 31, 2012, the Company granted 1,200,000 (2011 – $Nil) vested sharepurchase options entitling him to acquire 1,200,000(2011 – Nil) common sharesat $0.10 per share, which was $0.13 lower than the Company’s common stock priceon the date of grant. These stock option granted were deemed to be part of astock option modification relating to the 2012 stock cancellation. The totalincremental compensation resulting from the modification was $37,440.

(5)	The Company granted 320,000 options to FredSchutlz with a term of 5 years (2011 – N/A) expiring on October 15, 2017. TheCompany has charged a total of $73,180 (2011 - $Nil) to management fees on thestatement of operations as compensation expense, including the modificationexpense, for share purchase options awarded during the period ended December31, 2012.

(6)	In 2008, the Company granted 100,000 sharepurchase options to Ralf Zabel at the closing price of the Company’s commonstock on the date of the grants or $0.15. The options were granted with a termof 5 years. All of these options were cancelled in 2012. During the year endedDecember 31, 2012, the Company granted 100,000 (2011 – $Nil) vested sharepurchase options entitling him to acquire 100,000 (2011 – Nil) common shares at$0.10 per share, which was $0.13 lower than the Company’s common stock price onthe date of grant. These stock option granted were deemed to be part of a stockoption modification relating to the 2012 stock cancellation. The totalincremental compensation resulting from the modification was $3,120.

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

The Company owed $350,215 pursuant to the two Management and Consulting Services Agreements. Pursuant to the terms of these agreements, if the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company.  Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company.  The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share. In October 2012, all parties to these Management Services Agreements agreed to waive the right to settle the outstanding debts arising from these agreements through the issuance of units. Instead, all parties agreed to settle these debts through the issuance of 5,003,065 restricted common shares at a price of $0.07 per share.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012.  As partial remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. 25% of this obligation has been recognized in year ended December 31. 2012 and the remaining 75% will be recognized in the 2013 fiscal year. These shares were issued subsequent to the year-end December 31, 2012.

During the fiscal year ended December 31, 2012, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown above (see “Summary compensation table”).  The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

As of the date of this Annual Report, a total of 4 individual share purchase options have been granted to consultants, employees, directors, and officers to acquire a total of 1,200,000 common shares of the Company at a weighted average price of $0.10 per share.

The outstanding equity awards of the named executive officers, for our year ended December 31, 2012, are set out in the following outstanding equity awards table:

Name	Number of securities underlying unexercised options # exercisable	Option exercise price	Options expiration date

Abbas Salih CEO, CFO, Director	-	-	-

Ralph Shearing Director	-	-	-

Fred Schultz Director	320,000	$0.10	October 15, 2017

Dr. Ralf Zabel Vice-president - International Business Development and Operations	100,000	$0.10	October 15, 2017

All of these options were vested and exercisable on the date they were granted. None have been exercised.

Aggregated Options Exercised in the Year Ended December 31, 2012 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2012.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2012.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2013, there were 33,959,391 shares of our common stock outstanding.  The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

Title of class	Name and address of beneficial owners(1)	Amount and nature of beneficial ownership	Percentage of class(2), (3)

Management
Common stock	Ralph Shearing	8,727,354 (indirect)(4)	23%
	250-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	Abbas Salih	22,395,471 (indirect)(5)	59%
	Nisar Square, Benyas Centre Office No. 207 P.O. Box 40088, Dubai, United Arab Emirates

Common stock	Fred Schultz	640,000 (direct)(6)	2%
	1706 Serrano St.
	Oceanside, CA 92054

Common stock	Ralf Zabel	160,000 (direct)(7)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany
Management total		31,922,825	84%

Beneficial owners
Common stock	Cede & Co.	8,533,765 (direct)	16%
	PO Box 20, Bowling Green Station
	New York, N.Y., U.S.A.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 33,959,391 shares of common stock issued and outstanding as of March 31, 2013, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2012.

(3)	* Less than 1%

(4)	The beneficial owner has the right to acquire 1,440,000 shares through the exercise of stock options and 2,320,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

(5)	The beneficial owner also has the right to acquire a further 1,200,000 shares through the exercise of stock options and 4,526,436 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.

(6)	The beneficial owner has the right to acquire 320,000 shares through the exercise of stock options.

(7)	The beneficial owner has the right to acquire 100,000 shares through the exercise of stock options.

Changes in Control

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the $120,000, except as described below.

The Company was charged by the following directors, officers, companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2012	2011

Consulting fees	$92,328	-
Interest	$66,143	$59,719
Management fees	$138,204	-

At December 31, 2012, accounts payable includes $461,755 (2011 - $456,972) due to two directors of the Company and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2011, accounts payable also includes $15,527 (2011 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company.  Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services.  These agreements expired in 2008. At December 31, 2012 the Company owed $321,057 (2011 - $321,057) pursuant to the two Management Services Agreements. The Company agreed to issue a total of 5,003,065 restricted common shares of the Company at $0.07 per share as settlement of accounts payable due to a director of the Company, and a company controlled by a director of the Company, in respect of the unpaid management and consulting fee debts totaling $350,206. These shares were issued subsequent to the year-end December 31, 2012.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director, plus pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $2,060 (2011 – Nil). In addition, the Company agreed to grant the Director 320,000 share purchase options. As of December 31, 2012 the shares had not been issued.

Director Independence

The Board, at present, is composed of three directors, one of whom is an executive officer of the Company and the other two are considered to be “independent”, as that term is defined in applicable securities legislation.  Mr. Fred Schultz and Mr. Ralph Shearing are considered to be independent directors.  Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not.  In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2012 and December 31, 2011 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$45,633	$47,627
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$46,633	$47,627

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

Strategic Internet Investments, Incorporated

Date:	April 12, 2013	/s/ Ralph Shearing
Ralph Shearing, Director

Date:	April 12, 2013	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director