Form 10-Q
period 2013-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2013-08-20
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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
Yes  [X]   No  [  ]

Common shares outstanding as of July 31, 2013: 35,159,391

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

June 30, 2013

(Stated in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current
Cash	$493	$1,937

TOTAL ASSETS	$493	$1,937

LIABILITIES

Current
Accounts payable – Note 5	$213,414	$577,913
Loans payable – Note 2	1,097,678	1,018,945

TOTAL LIABILITIES	1,311,092	1,596,858

Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding – Note 3	792,000	792,000

CAPITAL DEFICIT

Capital Stock – Notes 2, 3, and 5
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding
Common stock, $0.001 par value
100,000,000 authorized
35,159,391 issued (2012: 27,610,326 issued)	35,158	27,610
Stock to be issued – Note 3	-	63,250
Additional paid-in capital	10,547,044	8,159,402
Stock issued for services not yet rendered – Note 3	(303,750)	-
Deficit accumulated during the development stage	(12,381,051)	(10,637,183)

TOTAL CAPITAL DEFICIT	(2,102,599)	(2,386,921)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$493	$1,937

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 2

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from February 28, 1989 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013

General and Administrative Expenses
Accounting and audit fees	$33,115	$18,842	$34,482	$44,162	$570,898
Amortization	-	-	-	-	3,616
Communications	262	214	1,602	428	109,681
Consulting fees – Notes 4 and 5	131,670	-	235,200	-	3,890,466
Interest – Notes 2 and 5	17,928	16,233	35,231	32,070	671,112
Investor relations	-	-	-	-	91,385
Legal fees	756	-	806	-	171,022
Management fees – Note 5	27,500	-	73,150	-	842,883
Office and general – Note 5	492	67	748	115	146,350
Regulatory fees	7,369	1,536	9,283	7,364	75,656
Rent – Note 5	-	-	-	-	135,615
Transfer agent fees	470	375	1,150	750	50,158
Travel	-	-	-	-	112,770
Loss on disposal of equipment	-	-	-	-	1,481
Write-down of advances to related party	-	-	-	-	606,337

Operating loss	(219,562)	(37,267)	(391,652)	(84,889)	(7,479,430)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	13,088	8,233	12,541	(790)	(27,353)
Loss on settlement of payables – Note 3	-	-	(1,364,757)	-	(1,339,524)
Write-down of deferred investment costs	-	-	-	-	(34,210)

Net loss for the period	$(206,474)	$(29,034)	$(1,743,868)	$(85,679)	$(9,741,633)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding	34,658,292	27,610,326	32,591,965	27,610,326

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Six months ended June 30,		Cumulative from February 28, 1989 (Date of Inception) to June 30,
	2013	2012	2013
Operating Activities
Net loss for the period	$(1,743,868)	$(85,679)	$(9,741,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	235,200	-	2,758,604
Loss on settlement of payables	1,364,757	-	1,339,524
Interest accrued on loans	35,231	32,070	307,772
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	60,800	-	86,200
Stock-based compensation	-	-	1,129,871
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Prepaid expense	-	(500)	-
Accounts payable	2,934	915	718,794

Net cash used in operating activities	(44,946)	(53,194)	(1,670,562)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	43,502	53,218	1,143,370
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	43,502	53,218	2,316,699

Increase (decrease) in cash during the period	(1,444)	24	493
Cash, beginning of the period	1,937	161	-
Cash, end of the period	$493	$185	$493

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859

Non-cash Transactions – Note 4

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

					Shares	Deficit
			Common		Issued for	Accumulated
			Stock	Additional	Services	During the
	Common Stock		to be	Paid-In	not yet	Development
	Stock	Par Value	Issued	Capital	Rendered	Stage	Total

Balance, February 28, 1989	-	$-	$-	$-	$-	$-	$-
Issuance of stock to insiders on March 7, 1989 – at $0.30	33,347	33	-	9,967	-	-	10,000

Balance December 31, 1989	33,347	33	-	9,967	-	-	10,000
Issuance of stock during public offering for $3.00 per share, net of offering costs of $27,270	33,348	33	-	72,697	-	-	72,730
Net loss	-	-	-	-	-	(84,159)	(84,159)

Balance, December 31, 1990	66,695	66	-	82,664	-	(84,159)	(1,429)
Net loss	-	-	-	-	-	(3,416)	(3,416)

Balance, December 31, 1991	66,695	66	-	82,664	-	(87,575)	(4,845)
Net loss	-	-	-	-	-	(2,713)	(2,713)

Balance, December 31, 1992	66,695	66	-	82,664	-	(90,288)	(7,558)
Net loss	-	-	-	-	-	(1,614)	(1,614)

Balance, December 31, 1993	66,695	66	-	82,664	-	(91,902)	(9,172)
Net loss	-	-	-	-	-	(1,863)	(1,863)

Balance December 31, 1994	66,695	66	-	82,664	-	(93,765)	(11,035)
Issuance of stock for services rendered – at $0.03	50,000	50	-	1,450	-	-	1,500
Contributed capital	-	-	-	24,842	-	-	24,842
Net loss	-	-	-	-	-	(16,735)	(16,735)

Balance, December 31, 1995	116,695	116	-	108,956	-	(110,500)	(1,428)
Net loss	-	-	-	-	-	(9,068)	(9,068)

…Cont’d

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

					Stock	Deficit
			Common		Issued for	Accumulated
			Stock	Additional	Services	During the
	Common Stock		to be	Paid-In	not yet	Development
	Stock	Par Value	Issued	Capital	Rendered	Stage	Total

Balance December 31, 1996	116,695	$116	$-	$108,956	$-	$(119,568)	$(10,496)
Issuance of stock for cash - at $0.011	2,000,000	2,000	-	19,300	-	-	21,300
Contributed capital	-	-	-	600	-	-	600
Net loss	-	-	-	-	-	(22,261)	(22,261)

Balance, December 31, 1997	2,116,695	2,116	-	128,856	-	(141,829)	(10,857)
Issuance of stock services
- at $0.001	7,000,000	7,000	-	-	-	-	7,000
- at $0.01	620,000	620	-	5,580	-	-	6,200
Net loss	-	-	-	-	-	(52,308)	(52,308)

Balance, December 31, 1998	9,736,695	9,736	-	134,436	-	(194,137)	(49,965)
Net loss	-	-	-	-	-	(35,995)	(35,995)

Balance, December 31, 1999	9,736,695	9,736	-	134,436	-	(230,132)	(85,960)
Issuance of stock for cash pursuant to a private placement – at $0.30	1,133,334	1,133	-	338,867	-	-	340,000
Issue of stock for finders’ fee	50,000	50	-	(50)	-	-	-
Net loss	-	-	-	-	-	(336,431)	(336,431)
Non-cash compensation charge	-	-	-	78,707	-	-	78,707

Balance December 31, 2000	10,920,029	10,919	-	551,960	-	(566,563)	(3,684)
Issuance of stock for services – at $0.50	328,356	328	-	163,851	-	-	164,179
- at $1.55	13,383	13	-	20,731	-	-	20,744
- at $3.50	366,667	367	-	1,282,964	-	-	1,283,331
Issuance of stock for cash pursuant to a private placement - at $0.30	883,332	883	-	264,117	-	-	265,000
Issuance of stock pursuant to the exercise of warrants - at $2.00	28,800	29	-	57,571	-	-	57,600
Less: Issue costs	-	-	-	(17,858)	-	-	(17,858)
Net loss	-	-	-	-	-	(2,296,406)	(2,296,406)
Non-cash compensation charge	-	-	-	136,378	-	-	136,378

…Cont’d

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

					Stock	Deficit
			Common		Issued for	Accumulated
			Stock	Additional	Services	During the
	Common Stock		to be	Paid-In	not yet	Development
	Stock	Par Value	Issued	Capital	Rendered	Stage	Total

Balance, December 31, 2001	12,540,567	12,539	$-	2,459,714	$-	(2,862,969)	(390,716)
Issuance of stock for prepaid consulting						-
- at $0.35	80,000	80	-	27,920	-	-	28,000
Issuance of stock for deferred costs - at $0.05	1,300,000	1,300	-	63,700	-	-	65,000
Issuance of stock for services – at $0.05	100,000	100	-	4,900	-	-	5,000
- at $0.055	60,000	60	-	3,240	-	-	3,300
- at $0.10	105,000	105	-	10,395	-	-	10,500
- at $0.148	27,000	27	-	3,973	-	-	4,000
- at $0.20	175,000	175	-	34,825	-	-	35,000
- at $0.209	17,143	17	-	3,583	-	-	3,600
- at $0.35	120,000	120	-	41,880	-	-	42,000
Issuance of stock for debt – at $0.20	458,135	458	-	91,169	-	-	91,627
- at $0.209	222,751	223	-	46,156	-	-	46,379
Net loss	-	-	-	-	-	(214,758)	(214,758)

Balance, December 31, 2002	15,205,596	15,204	-	2,791,455	-	(3,077,727)	(271,068)
Non-cash compensation charge	-	-	-	53,500	-	-	53,500
Issue of stock for services – at $0.14	1,450,000	1,450	-	201,550	-	-	203,000
Issue of stock for cash pursuant to a private placement – at $0.10	650,000	650	-	64,350	-	-	65,000
Net loss	-	-	-	-	-	(1,208,941)	(1,208,941)

…Cont’d

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

					Stock	Deficit
			Common		Issued for	Accumulated
			Stock	Additional	Services	During the
	Common Stock		to be	Paid-In	not yet	Development
	Stock	Par Value	Issued	Capital	Rendered	Stage	Total

Balance, December 31, 2003	17,305,596	$17,304	$-	$3,110,855	$-	$(4,286,668)	$(1,158,509)
Non-cash compensation charge	-	-	-	161,450	-	-	161,450
Issue of stock for cash pursuant to the exercise of warrants – at 0.10	320,000	320	-	31,680	-	-	32,000
– at $0.05	643,715	644	-	31,542	-	-	32,186
Issue of stock for cash pursuant to the exercise of options – at $0.25	205,000	205	-	51,045	-	-	51,250
Issue of stock for debt – at $0.05	563,000	563	-	29,437	-	-	30,000
– at $0.06	825,364	825	-	47,712	-	-	48,537
– at $0.30	50,000	50	-	14,950	-	-	15,000
Issuance of stock for Services – at $2.00	10,000	10	-	19,990	-	-	20,000
– at $0.35	350,000	350	-	122,150	-	-	122,500
Cancellation of stock issued for deferred Investment costs – at $0.05	(1,300,000)	(1,300)	-	(63,700)	-	-	(65,000)
Net loss	-	-	-	-	-	(517,324)	(517,324)

Balance, December 31, 2004	18,972,675	18,971	-	3,557,111	-	(4,803,992)	(1,227,910)
Non-cash compensation charge	-	-	-	25,700	-	-	25,700
Issue of stock for cash pursuant to the exercise of warrants – at $0.07	75,820	76	-	5,232	-	-	5,308
– at $0.10	357,760	358	-	35,417	-	-	35,775
– at $0.11	299,724	300	-	31,270	-	-	31,570
– at $0.21	16,803	17	-	3,483	-	-	3,500
Issue of stock for debt – at $0.39	635,901	636	-	249,524	-	-	250,160
Issuance of stock for services – at $0.25	950,000	950	-	236,550	-	-	237,500
– at $0.36	100,000	100	-	35,900	-	-	36,000
– at $0.50	121,000	121	-	60,379	-	-	60,500
– at $0.54	20,000	20	-	10,680	-	-	10,700
– at $0.84	50,000	50	-	41,950	-	-	42,000
Issuance of stock dividend – at $0.65	4,060,643	4,061	-	2,635,357	-	(2,639,418)	-
Net loss	-	-	-	-	-	(517,270)	(517,270)

…Cont’d

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

					Stock	Deficit
			Common		Issued for	Accumulated
			Stock	Additional	Services	During the
	Common Stock		to be	Paid-In	not yet	Development
	Stock	Par Value	Issued	Capital	Rendered	Stage	Total

Balance, December 31, 2005	25,660,326	$25,660	$-	$6,928,553	$-	$(7,960,680)	$(1,006,467)
Issue of stock for cash pursuant to a private placement – at $0.40	200,000	200	-	79,800	-	-	80,000
Issue of stock for finder’s fee – at $0.40	100,000	100	-	39,900	-	-	40,000
Share issue costs	-	-	-	(43,000)	-	-	(43,000)
Beneficial conversion feature on convertible debt	-	-	-	77,800	-	-	77,800
Net loss	-	-	-	-	-	(401,655)	(401,655)

Balance, December 31, 2006	25,960,326	25,960	-	7,083,053	-	(8,362,335)	(1,253,322)
Issue of stock for cash pursuant to a private placement – at $0.25	200,000	200	-	49,800	-	-	50,000
Issuance of stock for services – at $0.20	700,000	700	-	139,300	-	-	140,000
Non-cash compensation charge	-	-	-	29,240	-	-	29,240
Beneficial conversion feature on convertible debt	-	-	-	39,600	-	-	39,600
Net loss	-	-	-	-	-	(519,345)	(519,345)

Balance, December 31, 2007	26,860,326	26,860	-	7,340,993	-	(8,881,680)	(1,513,827)
Issuance of stock for services – at $0.07	750,000	750	-	51,250	-	-	52,000
Non-cash compensation charge	-	-	-	251,078	-	-	251,078
Beneficial conversion feature on convertible debt	-	-	-	122,262	-	-	122,262
Net loss	-	-	-	-	-	(723,811)	(723,811)

Balance, December 31, 2008	27,610,326	27,610	-	7,765,583	-	(9,605,491)	(1,812,298)
Net loss	-	-	-	-	-	(154,805)	(154,805)

Balance, December 31, 2009	27,610,326	27,610	-	7,765,583	-	(9,760,296)	(1,967,103)
Net loss	-	-	-	-	-	(134,729)	(134,729)

…Cont’d

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
For the period from February 28, 1989 (Date of Inception) to June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

					Stock	Deficit
			Common		Issued for	Accumulated
			Stock	Additional	Services	During the
	Common Stock		to be	Paid-In	not yet	Development
	Stock	Par Value	Issued	Capital	Rendered	Stage	Total

Balance, December 31, 2008	27,610,326	$27,610	$-	$7,765,583	$-	$(9,605,491)	$(1,812,298)
Net loss	-	-	-	-	-	(154,805)	(154,805)

Balance, December 31, 2009	27,610,326	27,610	-	7,765,583	-	(9,760,296)	(1,967,103)
Net loss	-	-	-	-	-	(134,729)	(134,729)

Balance, December 31, 2010	27,610,326	27,610	-	7,765,583	-	(9,895,025)	(2,101,832)
Net loss	-	-	-	-	-	(133,629)	(133,629)

Balance, December 31, 2011	27,610,326	27,610	-	7,765,583	-	(10,028,654)	(2,235,461)
Stock to be issued for consulting and management services	-	-	63,250	-	-	-	63,250
Non-cash compensation charge	-	-	-	393,819	-	-	393,819
Net loss	-	-	-	-	-	(608,529)	(608,529)

Balance, December 31, 2012	27,610,326	27,610	63,250	8,159,402	-	(10,637,183)	(2,386,921)
Issuance of stock for debts – at $0.33	5,249,065	5,248	-	1,726,942	-	-	1,732,190
Issuance of stock for consulting and management services – at $0.33	1,100,000	1,100	(63,250)	361,900	(90,750)	-	209,000
Issuance of stock for consulting and management services – at $0.25	1,200,000	1,200	-	298,800	(213,000)	-	87,000
Net loss	-	-	-	-	-	(1,743,868)	(1,743,868)

Balance, June 30, 2013	35,159,391	$35,158	$-	$10,547,044	$(303,750)	$(12,381,051)	$(2,102,599)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had not yet achieved profitable operations, has an accumulated deficit of $12,381,051 since its inception, has a working capital deficiency of $1,310,599 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $85,000 over the twelve months ended June 30, 2014 to continue operations as well as the Company estimates it will accrue interest expenses of $73,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,311,092. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended June 30, 2014, by issuing equity securities and/or related party advances.

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

The results of operations for the period ended June 30, 2013 are not indicative of the results that may be expected for the full year.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

2.	Loans Payable

		June 30,	December 31,
		2013	2012

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $11,225 (December 31, 2012 - $10,198). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$18,027	$17,000

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	364,127	320,625

c)
Loan payable to a company controlled by a director of the Company, including accrued interest payable of $119,383 (December 31, 2012 - $105,848), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.  Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.
		283,149	269,614

d)
Loan payable to a company controlled by a director of the Company, including accrued interest of $177,166 (December 31, 2012 - $156,497), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.
		432,375	411,706

	TOTAL LOANS PAYABLE	$1,097,678	$1,018,945

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
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

Shares issued

2013

During the period ended June 30, 2013, the Company issued common shares as follows:

a)	On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management and consulting services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. For services received in the year ended December 31, 2012, the Company recognized share based compensation of $46,000. The shares to be issued were valued upon the quoted market price at December 31, 2012. These shares were issued February 19, 2013 at $0.33 per share based on the quoted market price on that date. For services received in six months ended June 30, 2013, the Company recognized share based compensation of $152,000. For the remaining 3 months of services to be rendered under this agreement, the Company has recorded an amount of $66,000 as contra equity to recognize the services receivable as the services are received.

b)	On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. For services received in the year ended December 31, 2012, the Company recognized share based compensation of $17,250. The shares to be issued were valued upon the quoted market price at December 31, 2012. These shares were issued February 19, 2013 at $0.33 per share based on the quoted market price on that date. For services received in the six months ended June 30, 2013, the Company recognized share based compensation of $57,000. For the remaining 3 months of services to be rendered under this agreement, the Company has recorded an amount of $24,750 as contra equity to recognize the services receivable as the services are received.

c)	On February 19, 2013 the Company issued a total of 5,249,065 restricted common shares at $0.33 per share as settlement of accounts payable due to a director of the Company, a company controlled by a director of the Company, in respect of unpaid management and consulting fee debts totaling $350,215, plus a $17,220 debt owed to an arm’s length creditor. Of the accounts payable settled, $321,057 was pursuant to two Management Services Agreements with related parties. The settlement of accounts payable totaling $367,433 resulted in a loss on settlement of payables in the amount of $1,364,757. The accounts payable settlement included: $165,019 due to a director of the Company for previous year’s management fees; $185,194 due to a company controlled by a director of the Company for previous year’s management fees, consulting fees, and office expenses, plus a $17,220 debt owed to an arm’s length creditor.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – (cont’d)

Shares issued – (cont’d)

d)	On March 15, 2013 the Company entered into two Consulting Services Agreement with two arm’s length consultants (the “Consultants”), for a term of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 600,000 restricted common shares to each Consultant. These shares were issued May 9, 2013 at $0.25 per share based on the quoted market price on that date. For services received in the period ended June 30, 2013, the Company recognized share based compensation of $87,000. For the remaining 8.5 months of services to be rendered under this agreement, the Company has recorded an amount of $213,000 as contra equity to recognize the services receivable as the services are received.

2012

No shares were issued during the period ended June 30, 2012.

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

During the period ended June 30, 2013, expect as noted above, the Company did not grant any stock options to directors, employees, or consultants. No options were granted in the period ended June 30, 2012.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

3.	Capital Stock – (cont’d)

Stock-based Compensation – (cont’d)

During the period ended June 30, 2013, the change in share purchase options outstanding are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	3,125,000	$0.15	$-
Granted during the year	4,140,000	$0.10	$-
Cancelled during the year	(6,065,000)	$0.15	$-
Options outstanding at December 31, 2012	1,200,000	$0.10	$-
Granted during the period	2,940,000	$0.12	$-
Options outstanding at June 30, 2013	4,140,000	$0.11	$1,407,600

As at June 30, 2013, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Number of Options

October 15, 2017	$0.10	1,200,000
January 16, 2018	$0.12	2,940,000

Total options outstanding		4,140,000

As at June 30, 2013 and December 31, 2012 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

4.	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statements of cash flows. The Company issued common shares for settlement of debts, convertible loans, and for services provided to the Company during the following years:

Year		Number of Preferred Shares	Number of Common Shares	Weighted Average Price Per Share	Total

1995	Consulting fee	-	50,000	$0.03	$1,500
1998	Management fee	-	7,000,000	$0.001	7,000
1998	Consulting fee	-	620,000	$0.01	6,200
2000	Finders fee	-	50,000	$0.001	50
2001	Consulting fee	-	708,406	$2.07	1,468,254
2002	Deferred cost	-	1,300,000	$0.05	65,000
2002	Consulting fee	-	684,143	$0.19	131,400
2002	Debt settlement	-	680,886	$0.20	138,006
2003	Consulting fee	-	1,450,000	$0.14	203,000
2003	Termination fee	198,000	-	$4.00	792,000
2004	Loan conversion	-	825,364	$0.06	48,537
2004	Loan settlement	-	613,000	$0.07	45,000
2004	Consulting fee	-	360,000	$0.40	142,500
2004	Deferred cost (cancellation)	-	(1,300,000)	$0.05	(65,000)
2005	Communications	-	56,000	$0.50	28,000
2005	Consulting fees	-	1,135,000	$0.29	333,700
2005	Legal fees	-	50,000	$0.50	25,000
2005	Loan conversion	-	635,901	$0.39	250,160
2005	Stock dividend	-	4,120,643	$0.65	2,678,418
2006	Finders’ fee	-	100,000	$0.40	40,000
2007	Consulting fees	-	700,000	$0.20	140,000
2008	Consulting fees	-	750,000	$0.07	52,000
2013	Debt settlement	-	5,249,065	$0.33	1,732,191
2013	Consulting fees	-	1,980,000	$0.28	557,400
2013	Management fees	-	320,000	$0.33	105,600
	TOTAL NON-CASH TRANSACTIONS	198,000	28,138,408		$8,925,916

These amounts have been excluded from the investing and financing activities of the statements of cash flows.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)
(Unaudited)

5.	Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Three months ended June 30,		Six months ended June 30,		Cumulative from February 28, 1989 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013

Consulting fees	$-	$-	$-	$-	$341,371
Interest	17,928	16,233	35,231	32,070	523,347
Management fees	27,500	-	73,150	-	757,679
Office and general	-	-	-	-	26,944
Rent	-	-	-	-	130,232

Total related party transactions	$45,428	$16,233	$108,381	$32,070	$1,779,573

At June 30, 2013, accounts payable includes $106,774 (December 31, 2012 - $461,755) due to a director of the Company and a company with a director in common in respect of unpaid management fees and expenses incurred on behalf of the Company.

At June 30, 2013, accounts payable also includes $15,527 (December 31, 2012 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director. The Company also agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which during the period ended June 30, 2013, the Company has paid or accrued management fees of $1,100 (2012 – $Nil). For services received in December 31, 2012, the Company also recognized share based compensation of $18,400. As of December 31, 2012 the shares had not been issued. These shares were issued February 19, 2013 at $0.33 per share based on the quoted market price on that date. During the period ended June 30, 2013, the Company recognized management fees expense of $34,400 (June 30, 2012 - $Nil) with respect to the shares issued. There remains 6 months of services to be rendered under this agreement; accordingly the Company has recorded a $52,800 charge to Capital Deficit. In addition, the Company agreed to grant the Director 320,000 share purchase options, and recognized compensation expense of $Nil (December 31, 2012 - $73,184).

During the period ended June 30, 2013, the Company paid or accrued management fees of $12,350 (June 30, 2012 - $Nil) to a director and officer of the Company.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,311,092. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company.  Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

During the quarter ended June 30, 2013, the Company incurred general and administrative expenses totaling $219,562 compared to $37,267 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our general and administrative expenses for the three month period ended June 30, 2013 when compared to the three month period ended June 30, 2012 was primarily due to:

a)	The 2013 accounting and audit fees is $33,115 compared to $18,842 in the 2012 period. The $14,273 increase in accounting and audit fees from 2013 to 2012 is mainly due to a timing difference in the dates the auditors performed their annual audit of the Company’s financial statements.

b)	Consulting fees relate to two consultants engaged in October 2012 to provide corporate development services and two consultants engaged in March 2013 to provide public relations and promotional services. These consultants were remunerated, in whole or in part by, the issuance of restricted common shares and stock options. The consulting fees for the period ended June 30, 2013 were $131,670; there were no consulting agreements in the comparative 2012 fiscal period and no fees incurred.

c)	Management fees relate to a consultant engaged in October 2012 to provide general management and administrative services. This consultant was remunerated by the issuance of restricted common shares and stock options, plus a fee of $20 per hour for time spent directly managing the Company’s affairs. In addition, in January 2013, the Company agreed to pay a director/officer a monthly management stipend. The management fees for the period ended June 30, 2013 were $27,500; there were no management agreements in the comparative 2012 fiscal period and no fees incurred.

d)	Interest on loans increased by $1,695, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

e)	Regulatory fees relate to fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. In the 2013 Q2 period there was a $5,833 increase in these fees primarily due to a timing difference on the payment for the filing of the Company’s 2012 10-K report compared to the 2011 10-K report.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of June 30, 2013, the Company had total current assets of $493 and total liabilities of $1,311,092. The Company had cash of $493 and a working capital deficiency of $1,310,599 as of June 30, 2013 compared to cash on hand of $1,937 and a working capital deficiency of $1,594,921, for the year ended December 31, 2012.  We anticipate that we will incur approximately $85,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,311,092. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the six months ended June 30, 2013 was $44,946 as compared to cash used by operating activities for the same period in 2012 of $53,194.  The decrease in cash used in operating activities was primarily due to decreases in accounting and audit fees partially offset by increases in regulatory fees.

The Company has the following loans outstanding as of June 30, 2013:

A $18,027 loan payable to a company controlled by a director of the Company including accrued interest of $11,225 (December 31, 2012 - $17,000).  The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans payable of $364,127 to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $283,149 loan payable to a company controlled by a director of the Company, including accrued interest payable of $119,383 (December 31, 2012 - $105,848), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.  Upon conversion of this loan, warrants with a fair value of $73,685 will be recognized as an interest expense and credited to additional paid-in capital.

A $432,375 loan payable to a company controlled by a director of the Company, including accrued interest of $177,166 (December 31, 2012 - $156,497), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, warrants with a fair value of $113,338 will be recognized as an interest expense and credited to additional paid-in capital.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2013, we had cash of $493 and we estimate that we will require approximately $85,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,311,092. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our June 30, 2013 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of June 30, 2013, we had cash of $493 and we estimate that we will require approximately $85,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,311,092. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

4.     Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2013, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

On January 24, 2013, a vendor filed a claim against the Company for unpaid filing services invoices in the amount of $5,124.00, plus court costs of $326.00. The Company disputes the charges by the vendor on one of the invoices. The full amount of all the unpaid invoices are included in accounts payable at June 30, 2013.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At June 30, 2013, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of June 30, 2013. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At June 30, 2013, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of June 30, 2013. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended June 30, 2013.

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

Strategic Internet Investments, Incorporated

Date:	August 19, 2013	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director