Form 10-Q
period 2013-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2013-12-13
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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
Yes  [X]   No  [  ]

Common shares outstanding as of November 30, 2013: 35,159,391

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

1. Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash	$539	$1,937

TOTAL ASSETS	$539	$1,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$82,220	$100,631
Accounts payable- related party	123,420	477,282
Accrued interest - related party – Note 2	326,355	295,644
Convertible notes payable - related party – Note 2	418,975	402,675
Loans payable - related party – Note 2	397,871	320,626

TOTAL LIABILITIES	1,348,841	1,596,858

Stockholders’ deficit:
Capital Stock – Notes 2, 3, and 4
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	792,000	792,000
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value
100,000,000 authorized
35,159,391 issued (2012: 27,610,326 issued)	35,159	27,610
Stock to be issued – Note 3	-	63,250
Additional paid-in capital	10,835,044	8,159,402
Deficit accumulated during the development stage	(13,010,505)	(10,637,183)

TOTAL STOCKHOLDERS’ DEFICIT	(1,348,302)	(1,594,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$539	$1,937

The accompanying notes are an integral part of the unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from February 28, 1989 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013

General and Administrative Expenses
Accounting and audit fees	$6,570	$9,397	$41,052	$53,559	$577,468
Amortization	-	-	-	-	3,616
Communications	131	215	1,733	643	109,812
Consulting fees – Note 3	546,950	-	782,150	-	4,437,416
Interest – Note 2	18,581	16,823	53,812	48,893	689,693
Investor relations	-	-	-	-	91,385
Legal fees	-	2,975	806	2,975	171,022
Management fees – Note 4	49,600	1,000	122,750	1,000	892,483
Office and general	182	108	930	223	146,532
Regulatory fees	2,085	4,609	11,368	11,973	77,741
Rent	-	-	-	-	135,615
Transfer agent fees	375	375	1,525	1,125	50,533
Travel	-	-	-	-	112,770
Loss on disposal of equipment	-	-	-	-	1,481
Write-down of advances to related party	-	-	-	-	606,337

Operating loss	(624,474)	(35,502)	(1,016,126)	(120,391)	(8,103,904)

Unauthorized distribution	-	-	-	-	(69,116)
Termination fee	-	-	-	-	(792,000)
Gain (loss) on foreign exchange	(4,980)	(9,256)	7,561	(10,046)	(32,333)
Loss on settlement of payables – Note 3	-	-	(1,364,757)	-	(1,339,524)
Write-down of deferred investment costs	-	-	-	-	(34,210)

Net loss for the period	$(629,454)	$(44,758)	$(2,373,322)	$(130,437)	$(10,371,087)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of common shares outstanding	35,159,391	27,610,326	33,671,284	27,610,326

The accompanying notes are an integral part of the unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,		Cumulative from February 28, 1989 (Date of Inception) to September 30,
	2013	2012	2013
Operating Activities
Net loss for the period	$(2,373,322)	$(130,436)	$(10,371,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,616
Beneficial conversion feature on convertible debt	-	-	239,662
Communications	-	-	28,000
Consulting fees	-	-	2,523,404
Loss on settlement of payables	1,364,757	-	1,339,524
Interest accrued on loans	-	48,893	272,541
Legal fees	-	-	25,000
Loss on disposal of equipment	-	-	1,481
Management fees	-	-	25,400
Stock-based compensation	887,750	-	2,017,621
Termination fees	-	-	792,000
Write-down of deferred costs	-	-	34,210
Write-down of advances to related party	-	-	606,337
Changes in non-cash item:
Accrued interest	53,812	-	53,812
Accounts payable - related party	13,572	-	13,572
Accounts payable	(18,411)	15,188	697,449

Net cash used in operating activities	(71,842)	(66,355)	(1,697,458)

Investing Activities
Organization costs	-	-	(750)
Acquisition of equipment	-	-	(4,347)
Deferred costs	-	-	(34,210)
Advances to related party	-	-	(606,337)

Net cash used in investing activities	-	-	(645,644)

Financing Activities
Loans payable	102,644	67,064	1,202,512
Payment on loan payable	(32,200)	-	(32,200)
Due to related parties	-	-	15,526
Proceeds from issuance of common stock	-	-	1,162,631
Payment of offering costs	-	-	(30,270)
Additional paid-in capital	-	-	25,442

Net cash provided by financing activities	70,444	67,064	2,343,641

Increase (decrease) in cash during the period	(1,398)	709	539
Cash, beginning of the period	1,937	161	-
Cash, end of the period	$539	$870	$539

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-	$93,859
Non-cash financing and investing activities:
Common shares issued for conversion of liabilities	$367,434	$-	$367,434

The accompanying notes are an integral part of the unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

Certain prior year amounts have been reclassified to conform to the current year presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2013, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,010,505 since its inception, has a working capital deficiency of $1,348,302 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $85,000 over the twelve months ended September 30, 2014 to continue operations as well as the Company estimates it will accrue interest expenses of $73,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,348,841. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended September 30, 2014, by issuing equity securities and/or related party advances.

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

The results of operations for the period ended September 30, 2013 are not indicative of the results that may be expected for the full year.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

2.	Loans Payable- Related Party

		September 30,	December 31,
		2013	2012

a)	Loan payable to a company controlled by a director of the Company including accrued interest of $11,771 (December 31, 2012 - $10,198). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$18,572	$17,000

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	391,070	320,625

c)
Loan payable to a company controlled by a director of the Company, including accrued interest payable of $126,520 (December 31, 2012 - $105,848), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.
		290,286	269,614

d)
Loan payable to a company controlled by a director of the Company, including accrued interest of $188,064 (December 31, 2012 - $156,497), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.
		443,273	411,706

	TOTAL LOANS PAYABLE	$1,143,201	$1,018,945

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

3.	Capital Stock

During the period ended September 30, 2013, the Company issued common shares as follows:

a)	On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management and consulting services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. The Company recognized share based compensation of $264,000 as of September 30, 2013.

b)	On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. The Company recognized share based compensation of $99,000 as of September 30, 2013.

c)	On February 19, 2013 the Company issued a total of 5,249,065 restricted common shares at $0.33 per share as settlement of accounts payable due to a director of the Company, a company controlled by a director of the Company, in respect of unpaid management and consulting fee debts totaling $350,214, plus a $17,220 debt owed to an arm’s length creditor. Of the accounts payable settled, $321,057 was pursuant to two Management Services Agreements with related parties. The settlement of accounts payable totaling $367,434 resulted in a loss on settlement of payables in the amount of $1,364,757. The accounts payable settlement included: $165,019 due to a director of the Company for previous year’s management fees; $185,194 due to a company controlled by a director of the Company for previous year’s management fees, consulting fees, and office expenses, plus a $17,220 debt owed to an arm’s length creditor.

d)	On March 15, 2013 the Company entered into two Consulting Services Agreement with two arm’s length consultants (the “Consultants”), for a term of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 600,000 restricted common shares to each Consultant. These shares were valued on March 15, 2013 at $0.49 per share based on the quoted market price on that date. The Company recognized the full expense of $588,000 on the shares.

No shares were issued during the period ended September 30, 2012.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

3.	Capital Stock – (cont’d)

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

Of these 4,140,000 share purchase options granted in fiscal 2012, 2,940,000 share purchase options were subsequently cancelled in November 2012. The cancelled options were originally issued to one arm’s length consultant and two directors. The Company re-issued the 2,940,000 options to the same parties at $0.12 per share on January 16, 2013, being the closing price of the Company’s common stock on that date, with a term of 5 years expiring on January 16, 2018. In accordance with GAAP, these re-issued options were treated as a change in the expiry date and exercise price of the original options granted on October 15, 2012. The modification of these options did not result in any additional charges to compensation expenses.

During the period ended September 30, 2013, except as noted above, the Company did not grant any stock options to directors, employees, or consultants. No options were granted in the period ended September 30, 2012.

During the period ended September 30, 2013, the change in share purchase options outstanding are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	3,125,000	$0.15	$-
Granted during the year	4,140,000	$0.10	$-
Cancelled during the year	(6,065,000)	$0.15	$-
Options outstanding at December 31, 2012	1,200,000	$0.10	$-
Granted during the period	2,940,000	$0.12	$-
Options outstanding at September 30, 2013	4,140,000	$0.11	$707,100

As at September 30, 2013, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Number of Options

October 15, 2017	$0.10	1,200,000
January 16, 2018	$0.12	2,940,000

Total options outstanding		4,140,000

As at September 30, 2013 and December 31, 2012 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

4.	Related Party Transactions

At September 30, 2013, accounts payable includes $107,893 (December 31, 2012 - $461,755) due to a director of the Company and a company with a director in common in respect of unpaid management fees and expenses incurred on behalf of the Company.

At September 30, 2013, accounts payable also includes $15,527 (December 31, 2012 - $15,527) of expenses for operating costs paid on behalf of the Company by companies with directors in common.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director. The Company also agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which during the period ended September 30, 2013, the Company has paid or accrued management fees of $1,100 (2012 – $Nil). The shares were valued at $0.33 for a total value of $105,600.

During the period ended September 30, 2013, the Company paid or accrued management fees of $17,150 (September 30, 2012 - $Nil) to a director, and to a director and officer of the Company.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,348,841. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company.  Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

During the quarter ended September 30, 2013, the Company incurred general and administrative expenses totaling $432,474 compared to $35,502 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our general and administrative expenses for the three month period ended September 30, 2013 when compared to the three month period ended September 30, 2012 was primarily due to:

a)	The 2013 accounting and audit fees are $6,570 compared to $9,397 in the 2012 period. The $2,827 increase in accounting and audit fees from 2013 to 2012 is mainly due to a decrease the fees charged by accountants for the preparation and review of the Company’s quarterly financial statements.

b)	Consulting fees relate to two consultants engaged in October 2012 to provide corporate development services and two consultants engaged in March 2013 to provide public relations and promotional services. These consultants were remunerated, in whole or in part by, the issuance of restricted common shares and stock options. The consulting fees for the quarter ended September 30, 2013 were $373,350; there were no consulting agreements in the comparative 2012 fiscal period and no fees incurred.

c)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by the issuance of restricted common shares and stock options, plus a fee of $20 per hour for time spent directly managing the Company’s affairs. In addition, in January 2013, the Company agreed to pay a director/officer a monthly management stipend. The management fees for the period ended September 30, 2013 were $31,200; there were no management agreements in the comparative 2012 fiscal period and no fees incurred.

d)	Interest on loans increased by $1,758, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

e)	Regulatory fees relate to fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. In the quarter ended September 30, 2013 there was a $2,524 decrease in these fees primarily due fewer regulatory filings in the 2013 period compared to the 2012 period.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of September 30, 2013, the Company had total current assets of $539 and total liabilities of $1,348,841. The Company had cash of $539 and a working capital deficiency of $1,348,302 as of September 30, 2013 compared to cash on hand of $1,937 and a working capital deficiency of $1,594,921, for the year ended December 31, 2012.  We anticipate that we will incur approximately $85,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,348,841. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the nine months ended September 30, 2013 was $71,698 as compared to cash used by operating activities for the same period in 2012 of $66,355.  The increase in cash used in operating activities was primarily due to decreases in accounting and audit fees.

The Company has the following loans outstanding as of September 30, 2013:

A $18,572 loan payable to a company controlled by a director of the Company including accrued interest of $11,771 (December 31, 2012 - $17,000).  The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans payable of $391,070 to companies controlled by directors of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $290,286 loan payable to a company controlled by a director of the Company, including accrued interest payable of $126,520 (December 31, 2012 - $105,848), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $443,273 loan payable to a company controlled by a director of the Company, including accrued interest of $188,064 (December 31, 2012 - $156,497), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2013, we had cash of $539 and we estimate that we will require approximately $85,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,348,841. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our September 30, 2013 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2013, we had cash of $539 and we estimate that we will require approximately $85,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,348,841. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

4.     Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2013, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.     Legal Proceedings

On January 24, 2013, a vendor filed a claim against the Company for unpaid filing services invoices in the amount of $5,124.00, plus court costs of $326.00. The Company disputes the charges by the vendor on one of the invoices. The full amount of all the unpaid invoices are included in accounts payable at September 30, 2013.

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

1.A Risk Factors

Not applicable

2.     Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2013, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed.  Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2013. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2013, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2013. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2013.

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

Strategic Internet Investments, Incorporated

Date:	December 13, 2013	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director