Form 10-K
period 2013-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2014-07-11
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes  [X]   No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,625,503 based on a price of $0.16 per share, being the price the common equity last sold on June 30, 2014 as quoted on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]   No   N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  35,159,391 common shares issued and outstanding as of June 30, 2014.

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

ITEM 1.  BUSINESS

Form of Organization

The Company was incorporated in Colorado on February 28, 1989 as Jefferson Capital Corporation.  Effective June 13, 1990 the Company changed its name to Ohio & Southwestern Energy Company.  Effective July 1, 2001, the Company and Strategic Internet Investments, Incorporated (“Strategic” or “SIII”), an inactive Delaware corporation incorporated on March 2, 2001, were merged.  All common shares outstanding of the Company were converted into an equal number of common shares of Strategic.  The purpose of this merger was to change the corporate jurisdiction of the Company from Colorado to Delaware and to change the name of the Company.  The surviving corporation of the merger is Strategic, a Delaware corporation.

Current Business

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured.

The Company has been devoting its business efforts to real estate development projects.  The Company will continue to explore new investment opportunities, including real estate development projects, during its 2014 fiscal year.

On August 20, 2012, SIII signed a Letter of Intent (the "LOI") with G7 Entertainment Limited (“G7”), a private company controlled by Mr. Abbas Salih, a director and officer of SIII. The LOI sets out the terms and conditions that will allow SIII to acquire certain real estate assets located in the United Kingdom (“UK”). The assets are held under contractual rights by G7 as outlined within various Joint Venture Agreements (the "JV Agreements ") between G7 and four UK corporations. The JV Agreements outline the terms and conditions of the formation of a joint venture between G7 and the respective real estate owners whereby G7 intends to facilitate the refinancing of existing mortgages in exchange for a 60% interest in each Joint Venture, which Joint Venture will hold title to the real estate assets. After completing its due diligence on this investment opportunity, the Company decided not to proceed with this investment and on June 11, 2014 notified G7 that it was terminating the LOI.

On February 20, 2013, the Company signed a Memorandum of Understanding (the "MOU") with the following parties: Gary Keeley, Anjum Ahmed, Kevin O’Brien, Milton Thompson and G7 Entertainment Limited (“G7”), a non-arms length private British Columbia Corporation majority controlled by Mr. Abbas Salih, president and CEO of SIII. The MOU sets out the terms and conditions that will allow SIII to acquire up to a majority 80% interest in a private company that will be formed as Special Purpose Vehicle (the “SPV”), in return for funding up to USD $4 million of the SPV’s initial business development. The SPV will acquire the exclusive worldwide intellectual property (IP) licensing rights, permitting it to design, manufacture (outsourced), market and license out secure RFiD (Radio Frequency Identification) patented security authorization systems developed and patented by Mr. Milton Thompson. The Company has decided not to pursue this investment and has withdrawn from the MOU.

On June 10, 2014 SIII entered into a Sales and Purchase Agreement (the “Agreement”) with PG Proje Gelistirme Gayrimenkul Kiralama ve insaat A.S. (“PG”) and Star Leisure & Entertainment Inc. (“Star Leisure”). This is a non-arm’s length transaction on the basis that Mr. Abbas Salih is a controlling shareholder and Director of both SIII and Star Leisure and will indirectly hold a minor interest in PG. PG is the owner of  certain retail real estate  in Turkey, namely the Akcenter Outlet and Shopping Center (the “Property”).

Star Leisure and  SIII (jointly the “Purchasers”) have agreed to organize funding to purchase the real estate property of PG. The Purchasers intend to finance the acquisition price of Euro 60,000,000 through a combination of, bank loans for up to 50% of the acquisition price and by way of issuance of SIII equity.

As funding has not yet been fully secured for this transaction, there can be no assurances the transaction will proceed and SIII management cautions investors of this risk.

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

ITEM 3.  LEGAL PROCEEDINGS.

On January 24, 2013 a vendor filed a claim against the Company for unpaid filing services invoices in the amount of $5,124.00, plus court costs of $326.00. At a settlement hearing held on December 10, 2013, at the Provincial Court of British Columbia (Small Claims) the Company agreed to pay the vendor $5,380.00. The full amount of this debt is included in accounts payable at December 31, 2013 and was paid in full in 2014.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by OTC Markets (www.otcmarkets.com), was as follows:

Year	Period	High(1)	Low(1)

2014	First quarter	$0.18	$0.09
	Second quarter	$0.20	$0.09

2013	First quarter	$0.500	$0.120
	Second quarter	$0.450	$0.120
	Third quarter	$0.450	$0.050
	Fourth quarter	$0.400	$0.200

2012	First quarter	$0.015	$0.003
	Second quarter	$0.012	$0.003
	Third quarter	$0.200	$0.012
	Fourth quarter	$0.260	$0.100
1.	All prices rounded to 3rd decimal place.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of June 30, 2014, we have approximately 138 registered stockholders and 35,159,391 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	4,140,000	$0.11	1,133,909

Total	4,140,000	$0.11	1,133,909

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2013, the Star Leisure loan principal was $255,209 and had accrued interest of $199,237. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed.  Star Leisure has not converted any part of the principal sums advanced into units as of December 31, 2013. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2013, the CMB loan principal was $163,766 and had accrued interest of $133,837. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23 as set at the time the principal was borrowed.  CMB has not converted any part of the principal sums advanced into units as of December 31, 2013. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On October 15, 2012 the Company entered into three agreements to issue a total of 5,249,065 restricted common shares of the Company at $0.07 per share as settlement of accounts payable due to a director of the Company, a company controlled by a director of the Company, in respect of unpaid management and consulting fee debts totaling $350,215, plus a $17,220 debt owed to an arm’s length creditor. These shares were issued on February 19, 2013. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012.  As partial remuneration for the management and consulting services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. These shares were issued on February 19, 2013. As part of the same agreement, the directors and consultant also received 320,000 and 480,000 stock options respectively with an exercise price of $0.10 expiring October 15, 2017.

On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. These shares were issued on February 19, 2013. As part of the same agreement, the consultant also received 300,000 stock options with an exercise price of $0.10 expiring October 15, 2017.

On March 15, 2013 the Company entered into two consulting services agreements for a term of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 1,200,000 restricted common shares to the consultants. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. These shares were issued on May 9, 2013.

On January 5, 2014 the Company entered into a Convertible Loan Agreement to borrow $50,000 operating funds, at an interest rate of 10%, repayable at maturity on January 7, 2015. At any time prior to maturity, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant is entitles the holder to purchase one additional common share for at period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On June 10, 2014 the Company entered into a Subscription Agreements to issue 1,200,000 restricted common shares for $50,000 cash, which has been received by the Company. This transaction is with an offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. These shares have not yet been issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013.

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

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2014 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$50,000
General and administrative expenses	4,000
Interest	5,000
Management fees	19,000
Regulatory and transfer agent fees	17,000
$95,000

The Company also estimates it will continue to accrue interest expense of $80,000 over the next 12 months on loans due to related parties. It is not anticipated the related party interest will be paid in cash during 2014, and therefore interest has been excluded from the above list of cash expenses.

To date the Company has funded its operations primarily with loans from shareholders and issuance of new equity.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,372,760. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the Company.  Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company.  See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Percentage Increase (Decrease)
Revenue	-	-	-
Expenses	$(1,461,889)	$(374,249)	219%
Other Income (Expense)	$(1,350,248)	$(1,807)	74,623%
Net Loss	$(2,812,137)	$(376,056)	294%

Revenues

We have had no operating revenues for the years ended December 31, 2013 and 2012. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The major components of our general and administrative expenses for the years ended December 31, 2013 and 2012 are outlined in the table below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Percentage Increase (Decrease)
Accounting, audit fees, and legal fees	$ 48,922	$ 64,867	(25%)
Interest	72,863	66,143	10%
Management and consulting fees	1,320,260	226,655	334%
Office and communications	3,773	1,126	235%
Regulatory and transfer agent fees	16,071	15,458	4%
Total Operating Expenses	$1,461,889	$374,249	219%

The increase in our general and administrative expenses for the year ended December 31, 2013 was primarily due to:

a)	The $15,945 decrease in accounting and audit from 2013 to 2012 is due to a decrease in the fees charged by accountants for the preparation and review of the Company’s quarterly financial statements. Plus a one-time credit of approximately $14,000 received for previously billed accounting fees.

b)	There was a $6,720 increase in interest expense in 2013 attributed to the compounding effect of interest charged on the loans during the year.

c)	Management and consulting fees totaled $1,320,260 in 2013. The 2013 fees relate to contracts with four independent consultants and a management fee with a director.

d)	The 2013 office and communications expenses is $3,773 compared to $1,126 in the 2012 period. The 2013 increase was primarily due to new charges for computer software and web site maintenance.

e)	Regulatory and transfer agent fees increased $613 due to an increase in the fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities. This increased charges for submission of financial data in a new XBRL format as required by SEC regulations.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2013, the Company had total current assets of $3 and total liabilities of $1,372,760. The Company had cash of $3 and a working capital deficiency of $1,372,757 as of December 31, 2013 compared to cash on hand of $1,937 and a working capital deficiency of $1,594,921 as of December 31, 2012.  We anticipate that we will incur approximately $95,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,372,760. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2013 was $61,484 compared to cash used by operating activities for the same period in 2012 of $72,424.  The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures on accounting, audit, legal, and regulatory fees; partially offset by increases in communications and office expenses.

The Company has the following loans outstanding as of December 31, 2013:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $12,332. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $388,849 are payable to companies controlled by directors of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a director of the Company, plus accrued interest payable of $133,837 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $156,497 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2014, we had cash of $12,084 and we estimate that we will require approximately $95,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,372,760. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations subsequent to the year.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2013 and 2012 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of June 30, 2014, we had cash of $12,084 and we estimate that we will require approximately $95,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,372,760. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments.  The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.  As at December 31, 2013 and 2012, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. The convertible debt securities outstanding as at December 31, 2013 and 2012, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument.  The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan.  However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

Item 8. Financial Statements AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

FINANCIAL STATEMENTS

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Strategic Internet Investments, Incorporated
Kalispell, Montana

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated as of December 31, 2013 and 2012, and the results its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring net losses and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 8, 2014

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31, 2013	December 31, 2012
ASSETS

Current:
Cash	$3	$1,937

TOTAL ASSETS	$3	$1,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$91,380	$100,631
Accounts payable - related party	121,348	477,282
Accrued interest - related party	345,406	272,543
Loans and convertible notes payable - related party	814,626	746,402

TOTAL LIABILITIES	1,372,760	1,596,858

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value
100,000,000 authorized
35,159,391 issued (2012: 27,610,326 issued)	35,159	27,610
Additional paid-in capital	11,808,733	8,781,981
Retained deficit	(13,216,847)	(10,404,710)

TOTAL STOCKHOLDERS’ DEFICIT	(1,372,757)	(1,594,921)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$3	$1,937

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Commitments – Notes 3
Subsequent Events – Note 8

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years ended December 31,
	2013	2012

General and Administrative Expenses
Accounting and audit fees	$47,879	$61,335
Communications	1,924	857
Consulting fees	1,196,510	3,247
Interest	72,863	66,143
Legal fees	1,043	3,532
Management fees	123,750	223,408
Office and general	1,849	269
Regulatory fees	14,296	13,958
Transfer agent fees	1,775	1,500

Operating loss	(1,461,889)	(374,249)

Gain (loss) on foreign exchange	14,509	(1,807)
Loss on settlement of payables	(1,364,757)	-

Net loss for the period	$(2,812,137)	$(376,056)

Basic and diluted loss per share	$(0.08)	$(0.01)

Weighted average common shares outstanding	34,046,368	27,610,326

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years ended December 31,
	2013	2012
Operating Activities
Net loss for the period	$(2,812,137)	$(376,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables	1,364,757	-
Unrealized foreign exchange gain	(4,298)	-
Stock-based compensation	1,302,110	224,595
Changes in non-cash item:
Accounts payable	14,431	8,233
Accounts payable – related party	(5,720)	4,661
Accrued interest – related party	72,863	66,143

Net cash used in operating activities	(67,994)	(72,424)

Financing Activities
Payments on related party loans	(32,550)
Proceeds from related party loans	98,610	74,200

Net cash provided by financing activities	66,060	74,200

Increase (decrease) in cash during the period	(1,934)	1,776

Cash, beginning of the period	1,937	161

Cash, end of the period	$3	$1,937

Non-cash financing and investing activities:
Shares issued for conversion of debt	$367,434	$-
Payment of accounts payable by related party	$6,462	$-

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-

      Non-cash Transactions – Note 5

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2013 and 2012
(Expressed in U.S. Dollars)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Stock	Par Value	Stock	Par Value	Capital	Deficit	Total

Balances, December 31, 2011	198,000	$198	27,610,326	$27,610	$8,557,385	$(10,028,654)	$(1,443,460)
Non-cash compensation charge	-	-	-	-	224,596	-	224,595
Net loss	-	-	-	-	-	(376,056)	(376,056)

Balances, December 31, 2012	198,000	198	27,610,326	27,610	8,781,981	(10,404,710)	(1,594,921)
Issuance of stock for payables	-	-	5,249,065	5,249	362,185	-	367,434
Loss on settlement of payables			-	-	1,364,757		1,364,757
Non-cash compensation charge	-	-	-	-	351,110	-	351,110
Issuance of stock for consulting and management services	-	-	2,300,000	2,300	948,700	-	951,000
Net loss	-	-	-	-	-	(2,812,137)	(2,812,137)

Balances, December 31, 2013	198,000	$198	35,159,391	$35,159	$11,808,733	$(13,216,847)	$(1,372,757)

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is in the development stage and is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2013, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,216,847 since its inception, has a working capital deficiency of $1,372,757 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $95,000 over the twelve months ended December 31, 2014 to continue operations and estimates it will accrue interest expenses of $80,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,372,760. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or related party advances. Management plans to continue to provide for its capital needs during the year ended December 31, 2014, by issuing equity securities and/or related party advances.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

In the year ending December 31, 2013, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income

Taxes. There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

Basic and Diluted Loss Per Share

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

At December 31, 2013, the Company had 18,362,588 (2012 – 15,422,588) common share equivalents in respect to convertible preferred shares, stock options, and convertible debt. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

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

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2013 and 2012.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2013 and 2012, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature. For the convertible debt securities outstanding as at December 31, 2013 and 2012, the embedded conversion features met the exemption criteria to be classified as equity instruments. The conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

New Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.	Loans and convertible notes payable

		December 31,	December 31,
		2013	2012

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $12,332 (2012 - $10,198). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$6,802

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	388,849	320,625

c)	Loan payable to a company controlled by a director of the Company, plus accrued interest payable of $133,837 (2012 - $105,848), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	163,766	163,766

d)	Loan payable to a company controlled by a director of the Company, plus accrued interest of $199,237 (2012 - $156,497), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

		$814,626	$746,402

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

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

During 2013 and 2012, the Company issued common shares as follows:

a)	On August 21, 2012 the Company entered into a Management Services Agreement with a director and an arm’s length consultant for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management and consulting services the Company agreed to issue 320,000 common shares to the Director, and 480,000 common shares to the Consultant. The Company recognized share based compensation of $264,000 in 2013. These shares were issued on February 19, 2013.

b)	On August 21, 2012 the Company entered into a Consulting Services Agreement with an arm’s length consultant for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 common shares to the Consultant. The Company recognized share based compensation of $99,000 in 2013. These shares were issued on February 19, 2013.

c)	On February 19, 2013 the Company issued a total of 5,249,065 common shares at $0.33 per share as settlement of accounts payable due to a director and a company controlled by a director in respect of unpaid management and consulting fee debts totaling $350,214, plus a $17,220 debt owed to an arm’s length creditor. Of the accounts payable settled, $321,057 was pursuant to two Management Services Agreements with related parties. The settlement of accounts payable totaling $367,434 resulted in a loss on settlement of payables in the amount of $1,364,757. The accounts payable settlement included: $165,020 due to a director for a previous year’s management fees; $185,194 due to a company controlled by a director for previous year’s management fees, consulting fees, and office expenses, plus a $17,220 debt owed to an arm’s length creditor.

d)	On March 15, 2013 the Company entered into two Consulting Services Agreements with two arm’s length consultants, for terms of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 600,000 common shares to each Consultant. These shares were valued on March 15, 2013 at $0.49 per share based on the quoted market price on that date. The Company recognized the full expense of $588,000 on the shares. These shares were issued on May 9, 2013.

No shares were issued during 2012.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

4.	Stock-based Compensation

In 2008, the Company granted 3,125,000 share purchase options to directors, employees, and consultants of the Company at the closing price of the Company’s common stock on the date of the grants or $0.15. The options were granted with a term of 5 years. All of these options were cancelled in 2012.

During 2012, the Company granted 1,200,000 vested share purchase options to certain directors and consultants of the Company entitling them to acquire 1,200,000 common shares at $0.10 per share, which was $0.13 lower than the Company’s common stock price on the date of grant.

The 1,200,000 options have been granted with a term of 5 years expiring on October 15, 2017. The Company has charged a total of $224,596 as compensation expense, for share purchase options awarded to directors and consultants during 2012.

During 2013, the Company granted 2,940,000 vested share purchase options to one arms-length consultant and two directors entitling them to acquire 2,940,000 common shares at $0.12, which was $0.04 lower than the Company’s common stock price on the grant date.

The 2,940,000 options have been granted with a term of 5 years expiring on January 16, 2018. The Company has charged a total of $351,110 as compensation expense, for share purchase options awarded to directors and consultants during 2013.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2013	2012

Expected dividend yield	0.0%	0.0%
Expected volatility	251%	248%
Risk-free Interest Rate	1.66%	0.67%
Expected term in years	5	5

The expected volatility is calculated based on the Company’s historical share price. The weighted average fair value of options granted during 2013 was $Nil (2012 - $0.23).

During 2013 and 2012, the change in share purchase options outstanding are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	3,125,000	$0.15	$ -
Granted during the year	1,200,000	$0.10	$ -
Cancelled during the year	(3,125,000)	$0.15	$ -
Options outstanding at December 31, 2012	1,200,000	$0.10	$ -
Granted during the year	2,940,000	$0.12	$ -
Options outstanding at December 31, 2013	4,140,000	$0.11	$ 372,600

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

As at December 31, 2013, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	3.79 years	1,200,000
January 16, 2018	$0.12	4.05 years	2,940,000

Total options outstanding		3.97 years	4,140,000

At December 31, 2013 and 2012 all of the outstanding share purchase options were exercisable.

5.	Settlement of Debt

During 2013, the Company issued shares to two related parties and one outside party to settle outstanding debt and accrued liabilities. The company issued 5,249,065 shares which were valued at $0.33 per share, the fair value of the stock on the grant date, for a total deemed value of $1,732,191. The value of liabilities settled was $367,434 ($350,215 resulting from related parties and $17,215 was outside parties) resulting in a loss on settlement of debt of $1,364,757.

6.	Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2013	2012

Consulting fees	$-	$92,328
Interest	72,863	66,143
Management fees	123,750	138,204

Total related party transactions	$196,613	$296,675

At December 31, 2013, accounts payable includes $105,821 (2012 - $461,755) due to two directors and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2013, accounts payable also includes $15,527 (2012 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company. Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services. These agreements expired in 2008. At December 31, 2013 the Company owed $321,057 (2012 - $321,057) pursuant to the two Management Services Agreements. On February 19, 2013, the accounts payable arising from these agreements was settled by the issuance of common shares (Note 4(c)).

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(Expressed in U.S. Dollars)

7.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012

Net tax operating loss carryforwards	$2,172,000	$2,121,000
Valuation allowance for deferred tax asset	(2,172,000)	(2,121,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2013, the Company has estimated accumulated net operating losses of approximately $6,205,000 (2012 - $6,060,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2018 to 2033.

8.	Subsequent Event

Subsequent to December 31, 2013, the Company:

a)	Received a convertible loan of $50,000. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015. At any time prior to maturity, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant is entitles the holder to purchase one additional common share for at period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year.

b)	In June 2014, the Company initiated a non-brokered private placement of 1,200,000 shares priced at $0.0417 per share for total gross proceeds of $50,000 cash, which has been received by the Company. These shares have not yet been issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2013, including the remedial actions discussed below, and we have concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2013.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2013, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2013, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

c)	Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management corrected any errors prior to the release of our company’s December 31, 2013 financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name and position	Age	Term	Business experience during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	67	March 7, 2001 to Present	Director and officer of the Company.	None

Ralph Shearing Director	57	March 7, 2001 to Present	Director of the Company, and two natural resource exploration company.	Telson Resources Inc. and Birch Hill Gold Corp.; both are reporting issuers in Canada.

Fred Schultz Director	54	August 20, 2012 to Present	Director of the Company, and independent businessman	None

Dr. Ralf Zabel Vice-president - International Business Development and Operations	53	September 18, 2008 to Present	Officer of the Company, and independent businessman	None

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

Ralph Shearing, Director

Mr. Shearing is a Professional Geologist, has extensive experience in the management of public companies. In addition to being a director of the Company, since 1986 he has been the President and Chief Executive Officer of Telson Resources Inc., and a Director of Birch Hill Gold Corp. Both Telson and Birch Hill are Canadian reporting issuers listed on the Toronto Venture Stock Exchange and their principal business activities consists of the acquisition and exploration of mineral properties. During the five years prior to September 2008, Mr. Shearing was the CEO and Secretary of the Company.

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

Board of Directors

The Board, at present, is composed of two directors, one of  whom is an executive officer of the Company and one of whom are considered to be “independent”, as that term is defined in applicable securities legislation.  Mr. Ralph Shearing is considered to be an independent director.  Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not independent.  In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to interfere with the director’s ability to objectively assess the performance of management.

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

Directorships

Certain of the directors of the Company are also directors of other registrant (or equivalent) in a jurisdiction or a foreign jurisdiction as follows:

Name of Director	Other registrant (or equivalent in a foreign jurisdiction)

Ralph Shearing	Telson Resources Inc. and Birch Hill Gold Corp (Reporting issuers – Canada)
Abbas Salih	None
Fred Schultz	None

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

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2013 and 2012, are set out in the summary compensation table.

Summary compensation table (aside from what is set out below, there is no other compensation to the individuals in respect of 2013 and 2012):

		Option	Share Awards(2)
Name	Year	Awards(1)	and Other (7)	Total

Ralph Shearing, Director	2013	$ Nil	$ Nil	$ Nil
	2012	$ 92,328 (3)	$ Nil	$ 92,328

Abbas Salih, CEO, CFO, Director	2013	$ Nil	$ 14,950	$ 14,950
	2012	$ 37,440 (4)	$ Nil	$ 37,440

Fred Schultz, Director	2013	$ Nil	$ 3,200	$ 3,200
	2012	$ 73,180 (5)	$ 24,460	$97,640

Dr. Ralf Zabel Vice-president - International Business Development and Operations	2013	$ Nil	$ Nil	$ Nil
	2012	$ 3,120 (6)	$ Nil	$ 3,120

(1)	The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended December 31, 2013, please review Note 4 to the financial statements for the year ended December 31, 2013.

(2)	The amount of Share Awards is the fair value of common shares issued as remuneration to the named executive officers plus common shares issued as remuneration. For a description of the methodology and assumptions used in valuing the share awards granted to our named executive officers and directors during the year ended December 31, 2013, please review Note 4 to the financial statements for the year ended December 31, 2013. Share awards to Fred Schultz related to the Management Services Agreement dated August 21, 2012.

(3)	In 2008, the Company granted 1,200,000 share purchase options to Ralph Shearing at the closing price of the Company’s common stock on the date of the grants or $0.15. The options were granted with a term of 5 years. All of these options were cancelled in 2012. During the year ended December 31, 2012, the Company granted 1,440,000 vested share purchase options entitling him to acquire 1,440,000 common shares at $0.10 per share, which was $0.13 lower than the Company’s common stock price on the date of grant. These stock options were deemed to be part of a stock option modification relating to the 2012 stock cancellation. The total incremental compensation resulting from the modification was $37,440. The compensation resulting from the additional 240,000 options was $54,888.

(4)	In 2008, the Company granted 1,200,000 share purchase options to Abbas Salih at the closing price of the Company’s common stock on the date of the grants or $0.15. The options were granted with a term of 5 years. All of these options were cancelled in 2012. During the year ended December 31, 2012, the Company granted 1,200,000 vested share purchase options entitling him to acquire 1,200,000 common shares at $0.10 per share, which was $0.13 lower than the Company’s common stock price on the date of grant. These stock options were deemed to be part of a stock option modification relating to the 2012 stock cancellation. The total incremental compensation resulting from the modification was $37,440.

(5)	The Company granted 320,000 options to Fred Schutlz with a term of 5 years expiring on October 15, 2017. The Company has charged a total of $73,180 to management fees on the statement of operations as compensation expense, including the modification expense, for share purchase options awarded during the period ended December 31, 2012.

(6)	In 2008, the Company granted 100,000 share purchase options to Ralf Zabel at the closing price of the Company’s common stock on the date of the grants or $0.15. The options were granted with a term of 5 years. All of these options were cancelled in 2012. During the year ended December 31, 2012, the Company granted 100,000 vested share purchase options entitling him to acquire 100,000 common shares at $0.10 per share, which was $0.13 lower than the Company’s common stock price on the date of grant. These stock options were deemed to be part of a stock option modification relating to the 2012 stock cancellation. The total incremental compensation resulting from the modification was $3,120.

(7)	Other compensation represents the amounts charged by or paid to the named individuals with respect to management fees.

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

The Company owed $350,215 pursuant to the two Management and Consulting Services Agreements. Pursuant to the terms of these agreements, if the Company is unable to pay for the services, the consultant may elect to settle any portion of outstanding amounts plus interest with units of the Company.  Each unit shall consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company.  The price for the units and warrants will be determined based on a discount to the 10 day average market price ranging from 50% to 60%, but no less than $0.05 per share. In October 2012, all parties to these Management Services Agreements agreed to waive the right to settle the outstanding debts arising from these agreements through the issuance of units. Instead, all parties agreed to settle these debts through the issuance of 5,003,065 restricted common shares at a price of $0.07 per share. These shares were issued on February 19, 2013.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012.  As partial remuneration for the management services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. 25% of this obligation has been recognized in year ended December 31. 2012 and the remaining 75% will be recognized in the 2013 fiscal year. These shares were issued on February 19, 2013.

During the fiscal year ended December 31, 2013, directors and officers received compensation for acting in their capacities as a director or officer, in the amounts as shown above (see “Summary compensation table”).  The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

As of the date of this Annual Report, a total of 7 individual share purchase options have been granted to consultants, employees, directors, and officers to acquire a total of 4,140,000 common shares of the Company at a weighted average price of $0.11 per share.

The outstanding equity awards of the named executive officers, for our year ended December 31, 2013, are set out in the following outstanding equity awards table:

Name	Number of securities underlying unexercised options # exercisable	Option exercise price	Options expiration date

Abbas Salih CEO, CFO, Director	1,200,000	$0.12	January 16, 2018

Ralph Shearing Director	1,440,000	$0.12	January 16, 2018

Fred Schultz Director	320,000	$0.10	October 15, 2017

Dr. Ralf Zabel Vice-president - International Business Development and Operations	100,000	$0.10	October 15, 2017

All of these options were vested and exercisable on the date they were granted. None have been exercised.

Aggregated Options Exercised in the Year Ended December 31, 2013 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2013.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2013.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2014, there were 35,159,391 shares of our common stock outstanding.  The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

Title of class	Name and address of beneficial owners(1)	Amount and nature of beneficial ownership	Percentage of class(2), (3)

Management
Common stock	Ralph Shearing	8,727,354 (indirect) (4)	16%
	250-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	Abbas Salih	18,838,044 (indirect) (5)	35%
	Nisar Square, Benyas Centre Office No. 207 P.O. Box 40088, Dubai, United Arab Emirates	3,557,427 (direct) (5)	7%

Common stock	Fred Schultz	640,000 (direct) (6)	1%
	1706 Serrano St.
	Oceanside, CA 92054

Common stock	Ralf Zabel	160,000 (direct) (7)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany
Management total		31,922,825	59%

Beneficial owners
Common stock	Cede & Co.	9,163,765 (direct)	17%
	PO Box 20, Bowling Green Stn.
	New York, N.Y., U.S.A.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	The percentage of class is based on 35,159,391 shares of common stock issued and outstanding as of March 31, 2014, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2014.
(3)	* Less than 1%
(4)	The beneficial owner has the right to acquire 1,440,000 shares through the exercise of stock options and 2,320,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(5)	The beneficial owner also has the right to acquire a further 1,200,000 shares through the exercise of stock options and 4,526,436 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(6)	The beneficial owner has the right to acquire 320,000 shares through the exercise of stock options.
(7)	The beneficial owner has the right to acquire 100,000 shares through the exercise of stock options.

Changes in Control

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the $120,000, except as described below.

The Company was charged by the following directors, officers, companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2013	2012

Consulting fees	$-	$92,328
Interest	$72,863	$66,143
Management fees	$123,750	$138,204

At December 31, 2013, accounts payable includes $105,821 (2012 - $461,755) due to two directors of the Company and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2013, accounts payable also includes $15,527 (2012 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

The Company entered into two Management Services Agreements dated January 1, 2007 with a director and a company controlled by a director of the Company.  Under the terms of these agreements they were each paid $7,500 per month, plus taxes where applicable, for management services.  These agreements expired in 2008. At December 31, 2013 the Company owed $321,057 (2012 - $321,057) pursuant to the two Management Services Agreements. On February 19, 2013, the accounts payable arising from these agreements was settled by the issuance of common shares (Note 4(c)).

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As remuneration for the management services, the Company agreed to issue 320,000 restricted common shares to the Director, plus pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $3,200 (2012 - $2,060). For services received in December 31, 2012, the Company had recognized share based compensation of $18,400.  As of December 31, 2012 the shares had not been issued.  In addition, the Company agreed to grant the Director 320,000 share purchase options, and recognized compensation expense of $73,184.

During the year ended December 31, 2012, the company cancelled 1,200,000 and issued 1,440,000 stock options to a company controlled by a director. The total stock based compensation including modification expense to the company amounted to $92,328.  The company also cancelled and re-issued 1,200,000 and 100,000 options to two directors respectively.  The stock base compensation modification expense of the options to these directors amounted to $37,440, and $3,120 respectively during the year ended December 31, 2012. There was no similar transaction during the year ended December 31, 2013.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by BDO Canada LLP, Chartered Accountants, and Malone Bailey LLP, Certified Public Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$31,945	$45,633
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$31,945	$46,633

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

The board of directors has considered the nature and amount of fees billed by Malone Bailey LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey LLP.

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

Strategic Internet Investments, Incorporated

Date:	July 8, 2014	/s/ Ralph Shearing
Ralph Shearing, Director

Date:	July 8, 2014	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director