Form 10-Q
period 2014-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2014-08-19
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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
Yes  [X]   No  [  ]

Common shares outstanding as of July 31, 2014: 36,359,391

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

1. Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

INTERIM FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current:
Cash	$8,147	$3

TOTAL ASSETS	$8,147	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$86,482	$91,380
Accounts payable- related party	116,294	121,348
Accrued interest- related party	364,516	345,406
Accrued interest	548	-
Loans payable	50,000	-
Loans and convertible notes payable- related party	795,465	814,626

TOTAL LIABILITIES	1,413,305	1,372,760

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value, 10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value, 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 35,159,391 issued and outstanding	35,159	35,159
Additional paid-in capital	11,808,733	11,808,733
Accumulated deficit	(13,249,248)	(13,216,847)

TOTAL STOCKHOLDERS’ DEFICIT	(1,405,158)	(1,372,757)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,147	$3

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013

General and Administrative Expenses
Accounting and audit fees	$13,500	$1,367
Communications	240	1,340
Consulting fees	-	1,196,511
Interest	19,658	17,303
Legal fees	344	50
Management fees	6,302	116,850
Office and general	142	256
Regulatory fees	666	1,914
Transfer agent fees	375	680

Operating loss	(41,227)	(1,336,271)

Gain (loss) on foreign exchange	8,826	(547)
Loss on settlement of payables	-	(1,364,757)

Net loss for the period	$(32,401)	$(2,701,575)

Basic and diluted loss per share	$(0.00)	$(0.09)

Weighted average common shares outstanding	35,159,391	30,502,678

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities
Net loss for the period	$(32,401)	$(2,701,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables	-	1,364,757
Unrealized foreign exchange loss (gain)	(2,707)	390
Stock-based compensation	-	1,302,110
Changes in non-cash item:
Accounts payable	(4,898)	(11,589)
Accounts payable- related party	(5,054)	(17,196)
Accrued interest	19,658	17,303

Net cash used in operating activities	(25,402)	(45,800)

Financing Activities
Proceeds from loans	50,000	71,500
Repayment of loans	(16,454)	(27,091)

Net cash provided by financing activities	33,546	44,409

Change in cash during the period	8,144	(1,391)

Cash, beginning of the period	3	1,937

Cash, end of the period	$8,147	$546

Non-cash financing and investing activities:
Shares issued for conversion of debt	$-	$367,434

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2013, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

The results of operations for the period ended March 31, 2014 are not indicative of the results that may be expected for the full year.

During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

2.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2014, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,249,248 since its inception, has a working capital deficiency of $1,405,158 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $95,000 over the twelve months ended March 31, 2015 to continue operations as well as the Company estimates it will accrue interest expenses of $80,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,413,305. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended March 31, 2015, by issuing equity securities and/or related party advances.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

3.	Loans Payable- Related Party

		March 31,	December 31,
		2014	2013

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $12,899 (2013 - $12,332). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$6,802

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	369,689	388,849

c)	Loan payable to a company controlled by a director of the Company, plus accrued interest payable of $141,175 (2013 - $133,837), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	163,765	163,766

d)	Loan payable to a company controlled by a director of the Company, plus accrued interest of $210,442 (2013 - $199,237), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

		$795,465	$814,626

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

4.	Convertible Note

The Company entered into a convertible note agreement for $50,000. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015. At any time prior to maturity, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of June 30, 2014, $548 was accrued in interest on the note.

5.	Capital Stock

2014

No shares were issued during the period ended March 31, 2014.

2013

During the period ended March 31, 2013, the Company issued common shares as follows:

a)	The Company issued 2,300,000 common shares for services to various consultants valued at $951,000.

b)	On February 19, 2013 the Company issued a total of 5,249,065 common shares at $0.33 per share as settlement of accounts payable due to a director and a company controlled by a director in respect of unpaid management and consulting fee debts totaling $350,214, plus a $17,220 debt owed to an arm’s length creditor. Of the accounts payable settled, $321,057 was pursuant to two Management Services Agreements with related parties. The settlement of accounts payable totaling $367,434 resulted in a loss on settlement of payables in the amount of $1,364,757. The accounts payable settlement included: $165,020 due to a director for a previous year’s management fees; $185,194 due to a company controlled by a director for previous year’s management fees, consulting fees, and office expenses, plus a $17,220 debt owed to an arm’s length creditor.

6.	Related Party Transactions

At March 31, 2014, accounts payable includes $116,294 (2013 - $121,348) due to directors, a company controlled by a director of the Company, and a company with directors in common, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At March 31, 2014, accrued interest includes $364,516 (2013 - $345,406) due to companies controlled by a directors of the Company (Note 3).

7.	Subsequent Event

Subsequent to March 31, 2014, the Company completed a non-brokered private placement of 1,200,000 shares priced at $0.0417 per share for total gross cash proceeds of $50,000.

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

On February 20, 2013, SIII signed a Memorandum of Understanding (the "MOU") with the following parties: Gary Keeley, Anjum Ahmed, Kevin O’Brien, Milton Thompson and G7 Entertainment Limited (“G7”), a non-arms length private British Columbia Corporation majority controlled by Mr. Abbas Salih, a director and officer of SIII. The MOU sets out the terms and conditions that will allow SIII to acquire up to a majority 80% interest in a private company that will be formed as Special Purpose Vehicle (the “SPV”), in return for funding up to USD $4 million of the SPV’s initial business development. The SPV will acquire the exclusive worldwide intellectual property (IP) licensing rights, permitting it to design, manufacture (outsourced), market and license out secure RFiD (Radio Frequency Identification) patented security authorization systems developed and patented by Mr. Milton Thompson. The Company has decided not to pursue this investment and has withdrawn from the MOU, effective February 19, 2014.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,413,305. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company.  Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

During the quarter ended March 31, 2014, the Company incurred general and administrative expenses totaling $41,227 compared to $1,336,271 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our general and administrative expenses for the three month period ended March 31, 2014 when compared to the three month period ended March 31, 2013 was primarily due to:

a)	The 2014 accounting and audit fees is $13,500 compared to $1,367 in the 2013 period. The $12,133 decrease in accounting and audit fees from 2013 to 2014 is mainly due to a one-time credit of approximately $14,000 received for previously billed accounting fees and timing differences in the dates of the preparation of the 2013 annual 10-K report and audited financial statements.

b)	Consulting fees relate to two consultants engaged in October 2012 to provide corporate development services and two consultants engaged in March 2013 to provide public relations and promotional services. These consultants were remunerated, in whole or in part by, the issuance of restricted common shares and stock options. The consulting fees for the period ended March 31, 2014 were $Nil while in 2013 fees were $1,196,511. There were no new consulting agreements in the 2014 fiscal period. The shares under these agreements were issued in February 2013, and therefore recorded as an expense in that period.

c)	Management fees relate to a consultant engaged in October 2012 to provide general management and administrative services. This consultant was remunerated by the issuance of restricted common shares and stock options, plus a fee of $20 per hour for time spent directly managing the Company’s affairs. In addition, in January 2013, the Company agreed to pay a director/officer a monthly management stipend. The management fees for the period ended March 31, 2014 were $6,302 compared to $116,850 in the 2013 period. The shares under these agreements were issued in February 2013, and therefore recorded as an expense in that period.

d)	Interest on loans increased by $2,355, this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts. Plus interest incurred on a new $50,000 loan.

e)	Regulatory fees relate to fees charged by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. The 2013 Q1 period was $1,248 higher primarily due to a timing difference on the payment of certain regulatory reports.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors.

As of March 31, 2014, the Company had total current assets of $8,147 and total liabilities of $1,413,305. The Company had cash of $8,147 and a working capital deficiency of $1,405,158 as of March 31, 2014 compared to cash on hand of $3 and a working capital deficiency of $1,372,757, for the year ended December 31, 2013.  We anticipate that we will incur approximately $95,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,413,305. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended March 31, 2014 was $25,402 as compared to cash used by operating activities for the same period in 2013 of $45,800.  The decrease in cash used in operating activities was primarily due to a reduction in accounts payable.

The Company has the following loans outstanding as of March 31, 2014:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $12,899. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $369,689 are payable to companies controlled by directors of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a director of the Company, plus accrued interest payable of $141,175 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $210,442 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

A $50,000 loan payable, plus accrued interest of $548, pursuant to a Convertible Loan Agreement. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015. At any time prior to maturity, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2014, we had cash of $8,147 and we estimate that we will require approximately $95,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,413,305. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 1 of our March 31, 2014 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of March 31, 2014, we had cash of $8,147 and we estimate that we will require approximately $95,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,413,305. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

4.     Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2014, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.	Legal Proceedings

On January 24, 2013 a vendor filed a claim against the Company for unpaid filing services invoices in the amount of Cdn$5,124.00, plus court costs of Cdn$326.00. At a settlement hearing held on December 10, 2013, at the Provincial Court of British Columbia (Small Claims) the Company agreed to pay the vendor Cdn$5,300.00. A portion of this debt was paid during the period ended March 31, 2014, and the balance was paid in April 2014.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At March 31, 2014, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of March 31, 2014. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At March 31, 2014, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of March 31, 2014. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On June 10, 2014 the Company entered into a Subscription Agreement to issue 1,200,000 restricted common shares for $50,000 cash,. This transaction is with an offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. These shares were issued on July 17, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended March 31, 2014.

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

Strategic Internet Investments, Incorporated

Date:	August 15, 2014	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director