Form 10-Q
period 2014-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2014-11-14
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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
Yes  [X]   No  [  ]

Common shares outstanding as of October 31, 2014: 36,359,391

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

1. Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM BALANCE SHEETS
 (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS

Current:
Cash	$2,092	$3

TOTAL ASSETS	$2,092	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$86,400	$91,380
Accounts payable – related party	111,111	121,348
Accrued interest	3,060	-
Accrued interest – related party	404,838	345,406
Convertible note payable	50,000	-
Loans and convertible notes payable- related party	787,785	814,626

TOTAL LIABILITIES	1,443,194	1,372,760

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized 36,359,391 (2013: 35,159,391) issued and outstanding	36,359	35,159
Additional paid-in capital	11,857,533	11,808,733
Accumulated deficit	(13,335,192)	(13,216,847)

TOTAL STOCKHOLDERS’ DEFICIT	(1,441,102)	(1,372,757)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,092	$3

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

General and Administrative Expenses
Accounting and audit fees	$9,644	$6,570	$39,443	$41,052
Communications	247	131	670	1,733
Consulting fees	-	-	-	1,196,510
Legal fees	-	-	344	806
Management fees	1,000	4,800	13,302	122,750
Office and general	355	182	749	930
Regulatory fees	8,952	2,085	10,300	11,368
Transfer agent fees	375	375	1,125	1,525

Operating loss	(20,573)	(14,143)	(65,933)	(1,376,674)

Other items
Interest	(21,827)	(18,581)	(62,492)	(53,812)
Gain (loss) on foreign exchange	9,459	(4,980)	10,080	7,561
Loss on settlement of payables	-	-	-	(1,364,757)

Net loss for the period	$(32,941)	$(37,704)	$(118,345)	$(2,787,682)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.08)

Weighted average number of common shares outstanding	36,359,391	35,159,391	35,625,325	33,671,284

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF CASH FLOWS
September 30, 2014
 (Unaudited)

	Nine months ended September 30,
	2014	2013
Operating Activities
Net loss	$(118,345)	$(2,787,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables	-	1,364,757
Unrealized foreign exchange loss (gain)	(2,913)	(2,078)
Stock-based compensation	-	1,302,110
Changes in non-cash item:
Accounts payable	(4,980)	(1,191)
Accounts payable - related party	(10,237)	2,814
Accrued interest	3,060	-
Accrued interest - related party	59,432	53,812

Net cash used in operating activities	(73,983)	(67,458)

Financing Activities
Proceeds from issuance of common stock	50,000	-
Proceeds from loans and convertible notes	50,000	98,610
Repayment of loans - related party	(23,928)	(32,550)

Net cash provided by financing activities	76,072	66,060

Change in cash during the period	2,089	(1,398)

Cash, beginning of the period	3	1,937

Cash, end of the period	$2,092	$539

Non-cash financing and investing activities:
Shares issued for conversion of debt	$-	$367,434
Payment of accounts payable by related party	$-	$6,462

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2014
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

The results of operations for the period ended September 30, 2014 are not indicative of the results that may be expected for the full year.

During the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

2.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2014, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,335,192 since its inception, has a working capital deficiency of $1,441,102 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $95,000 over the twelve months ended September 30, 2015 to continue operations as well as the Company estimates it will accrue interest expenses of $80,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,443,194. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended September 30, 2015, by issuing equity securities and/or related party advances.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2014
 (Unaudited)

3.	Loans and Convertible Notes Payable - Related Party

		September 30,	December 31,
		2014	2013

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $14,101 (2013 - $12,332). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$6,802

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	362,008	388,849

c)	Loan payable to a company controlled by a director of the Company, plus accrued interest payable of $156,656 (2013 - $133,837), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	163,766	163,766

d)	Loan payable to a company controlled by a director of the Company, plus accrued interest of $234,081 (2013 - $199,237), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

		$787,785	$814,626

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2014
 (Unaudited)

4.	Convertible Note Payable

The Company entered into a convertible note agreement for $50,000. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015. At any time prior to maturity, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of September 30, 2014, $3,060 was accrued in interest on the note.

5.	Equity

During the nine months ended September 30, 2014, the Company issued 1,200,000 common shares for proceeds of $50,000.

6.	Related Party Transactions

At September 30, 2014, accounts payable includes $111,111 due to directors, a company controlled by a director of the Company, and a company with directors in common, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At September 30, 2014, accrued interest includes $404,838 due to companies controlled by directors of the Company.

7.	Subsequent Event

Subsequent to September 30, 2014, the Company initiated a non-brokered private placement of 500,000 common shares priced at $0.08 per share and has received cash proceeds of $40,000. These shares have not yet been issued.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,443,194. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

During the quarter ended September 30, 2014, the Company incurred general and administrative expenses totaling $20,573 compared to $14,143 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the three month period ended September 30, 2014 when compared to the three month period ended September 30, 2013 was primarily due to:

a)	The 2014 accounting and audit fees is $9,644 compared to $6,570 in the 2013 period. The $3,074 increase in accounting and audit fees from 2013 to 2014 is mainly due to timing differences in the dates of the preparation of the 2013 annual 10-K report and audited financial statements, and both the March 31, 2014 and June 30, 2014 10-Q quarterly reports.

b)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was partially remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs. In addition, in January 2013, the Company agreed to pay another director/officer a management stipend. The management fees charged by these two directors for the period ended September 30, 2014 were $1,000 compared to $4,800 in the 2013 period.

c)	Interest on loans increased by $3,246; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts. Plus interest incurred on a new $50,000 loan.

d)	Regulatory fees relate to charges by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. The 2014 Q3 period was $6,867 higher primarily due to a timing difference on the payment of certain regulatory reports.

The significant changes in our expenses for the nine month period ended September 30, 2014 when compared to the nine month period ended September 30, 2013 was primarily due to:

a)	Consulting fees were nil compared to $1,196,510 in the 2013 period. In the 2013 period, the Company engaged two consultants in March 2013 to provide public relations and promotional services over a twelve month period. These consultants were remunerated by the issuance of restricted common shares. There were no new consulting agreements in the 2014 fiscal period.

b)	Management fees relate to a director engaged to provide general management and administrative services. This director was partially remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs. And in January 2013, the Company agreed to pay another director/officer a management stipend. The management fees charged by these two directors for the 2014 period were $13,302 compared to $17,150 in the 2013 period. In addition, during the comparative 2013 period, pursuant to a Management Services Agreement with a director, as partial remuneration for management services, the Company agreed to issue 320,000 common shares to the Director. The Company recognized share based compensation of $105,600 in 2013. These shares were issued on February 19, 2013; there was no similar issuances of shares in 2014.

c)	Interest on loans increased by $8,680; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts. Plus interest incurred on a new $50,000 loan.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

As of September 30, 2014, the Company had total current assets of $2,092 and total liabilities of $1,443,194. The Company had cash of $2,092 and a working capital deficiency of $1,441,102 as of September 30, 2014 compared to cash on hand of $3 and a working capital deficiency of $1,372,757, for the year ended December 31, 2013.  We anticipate that we will incur approximately $95,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,443,194. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended September 30, 2014 was $73,983 as compared to cash used by operating activities for the same period in 2013 of $67,458.  The increase in cash used in operating activities was primarily due to a reduction in accounts payable.

The Company has the following loans outstanding as of September 30, 2014:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $14,101. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $362,008 are payable to companies controlled by directors of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a director of the Company, plus accrued interest payable of $156,656 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $234,081 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

A $50,000 loan payable, plus accrued interest of $3,060, pursuant to a Convertible Loan Agreement. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015. At any time prior to maturity, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2014, we had cash of $2,092 and we estimate that we will require approximately $95,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,443,194. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 2 of our September 30, 2014 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2014, we had cash of $2,092 and we estimate that we will require approximately $95,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,443,194. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

4.     Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2014, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

1.     Legal Proceedings

On January 24, 2013 a vendor filed a claim against the Company for unpaid filing services invoices in the amount of Cdn$5,124.00, plus court costs of Cdn$326.00. At a settlement hearing held on December 10, 2013, at the Provincial Court of British Columbia (Small Claims) the Company agreed to pay the vendor Cdn$5,300.00. This debt was paid in full during the period ended September 30, 2014.

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

1.A Risk Factors

Not applicable

2.     Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2014, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed.  Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2014. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2014, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2014. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On October 10, 2014 the Company entered into a Subscription Agreement to issue 500,000 restricted common shares for $40,000 cash. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. These shares have not yet been issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2014.

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

Strategic Internet Investments, Incorporated

Date:	November 14, 2014	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director