Form 10-K/A
period 2013-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2014-12-18
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Strategic Internet Investments, Incorporated

Date:	December 18, 2014	/s/ Ralph Shearing
Ralph Shearing, Director

Date:	December 18, 2014	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director