Form 10-Q
period 2015-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2015-08-13
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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
Yes  [X]   No  [  ]

Common shares outstanding as of July 31, 2015: 40,359,391

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

June 30, 2015

(Expressed in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current:
Cash	$33,083	$1,324

TOTAL ASSETS	$33,083	$1,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$62,783	$79,442
Accounts payable – related party	18,527	90,472
Accrued interest	7,186	4,399
Accrued interest – related party	468,856	425,880
Convertible note payable	50,000	50,000
Loans and convertible notes payable- related party	754,651	780,025

TOTAL LIABILITIES	1,362,003	1,430,218

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized 40,359,391 (2014: 36,859,391) issued and outstanding	40,359	36,859
Additional paid-in capital	12,156,359	11,919,859
Accumulated deficit	(13,525,836)	(13,385,810)

TOTAL STOCKHOLDERS’ DEFICIT	(1,328,920)	(1,428,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,083	$1,324

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

General and Administrative Expenses
Accounting and audit fees	$6,684	$16,299	$27,212	$29,799
Communications	-	183	-	423
Consulting fees	9,000	-	9,000	-
Legal fees	255	-	511	344
Management fees	42,000	6,000	48,000	12,302
Office and general	6,064	252	6,326	394
Regulatory fees	2,054	682	7,424	1,348
Rent	2,913	-	2,913	-
Transfer agent fees	515	375	1,085	750

Operating loss	(69,485)	(23,791)	(102,471)	(45,360)

Other income and expenses
Interest	(23,262)	(26,713)	(45,764)	(52,078)
Gain (loss) on foreign exchange	(2,868)	(8,205)	8,209	621

Net loss for the period	$(95,615)	$(58,709)	$(140,026)	$(96,817)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	38,491,259	35,342,000	37,709,203	35,252,209

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities
Net loss for the period	$(140,026)	$(96,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange loss (gain)	(2,431)	(508)
Amortization of debt discount	-	11,413
Changes in non-cash item:
Accounts payable	(16,658)	(15,223)
Accounts payable - related party	(71,945)	(4,457)
Accrued interest	2,788	1,754
Accrued interest - related party	42,976	38,912

Net cash used in operating activities	(185,296)	(64,926)

Financing Activities
Proceeds from issuance of common stock	240,000	-
Proceeds from stock subscription	-	50,000
Proceeds from loans and convertible notes	-	50,000
Repayment of loans - related party	(22,945)	(22,993)

Net cash provided by financing activities	217,055	77,007

Change in cash during the period	31,759	12,081

Cash, beginning of the period	1,324	3

Cash, end of the period	$33,083	$12,084

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2015
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

The results of operations for the period ended June 30, 2015 are not indicative of the results that may be expected for the full year.

2.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2015, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,525,836 since its inception, has a working capital deficiency of $1,328,920 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $84,000 over the twelve months ended June 30, 2016 to continue operations as well as the Company estimates it will accrue related interest expenses of $88,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,362,003. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended June 30, 2016, by issuing equity securities and/or related party advances.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Expressed in U.S. Dollars)
(Unaudited)

3.	Loans and Convertible Notes Payable - Related Party

		June 30,	December 31,
		2015	2014

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $16,035 (2014 - $14,734). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$6,802

b)	Loans payable to companies controlled by directors of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	328,874	354,248

c)
Loan payable to a company controlled by a director of the Company, plus accrued interest payable of $181,224 (2014 - $164,732), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.  Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.
		163,766	163,766

d)
Loan payable to a company controlled by a director of the Company, plus accrued interest of $271,597 (2014 - $246,414), pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.
		255,209	255,209

		$754,651	$780,025

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Expressed in U.S. Dollars)
(Unaudited)

4.	Convertible Loan Payable

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of June 30, 2015, $7,186 was accrued in interest on the note.

The Company calculated a beneficial conversion feature on the convertible note of $22,826, and this amount was amortized to interest expense during the year ended December 31, 2014. The amortization of the beneficial conversion feature is included in interest expense for the period ended June 30, 2014 was $11,413. Upon conversion of this loan, the $42,000 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

5.	Equity

During the six months ended June 30, 2015, the Company issued 3,500,000 common shares for proceeds of $240,000.

6.	Related Party Transactions

At June 30, 2015, accounts payable includes $18,527 due to directors, a company controlled by a director of the Company, and a company with directors in common, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At June 30, 2015, accrued interest includes $468,856 due to companies controlled by directors of the Company.

During the period ended June 30, 2015 the Company paid two directors $48,000 in management fees and $5,670 was paid for shared office and general expenses to a Company with a director in common.

7.	Revision of Prior Period Financial Statements

In connection with our review of our financial statements for prior periods, we identified the following item which we have revised in our 2014 financial statements: A beneficial conversion feature on the convertible note of $22,826, and this amount was amortized to interest expense during the year ended December 31, 2014. Accordingly, the June 30, 2014 interest expense was revised to include the quarterly amortization of the beneficial conversion feature in the amount of $11,413.

The Company has evaluated the effect of the revisions on all relevant periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the revisions on its previously filed annual financial statements for the interim period ended June 30, 2014 was not material.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Expressed in U.S. Dollars)
(Unaudited)

The effects of the revisions on reported amounts for the balances of 2014 are presented below in the following tables:

INTERIM STATEMENT OF OPERATIONS

	Six months ended June 30, 2014
	As Reported	Adjustment	As Restated

Operating loss	$(45,360)	$-	$(45,360)

Other income and expenses
Interest	(40,665)	(11,413)	(52,078)
Gain (loss) on foreign exchange	621	-	621

Net loss for the period	$(85,404)	$(11,413)	$(96,817)

Basic and diluted loss per share	$(0.00)	$-	$(0.00)

INTERIM STATEMENT OF CASH FLOWS

	Six months ended June 30, 2014
	As Reported	Adjustment	As Restated
Operating Activities
Net loss	$(85,404)	$(11,413)	$(96,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange gain	(508)	-	(508)
Amortization of debt discount	-	11,413	11,413
Changes in non-cash item:
Accounts payable	(15,223)	-	(15,223)
Accounts payable - related party	(4,457)	-	(4,457)
Accrued interest	1,754	-	1,754
Accrued interest - related party	38,912	-	38,912

Net cash used in operating activities	$(64,926)	$-	$(64,926)

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,362,003. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

Three Months ended June 30, 2015

During the quarter ended June 30, 2015, the Company incurred general and administrative expenses totaling $69,485 compared to $23,791 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the three month period ended June 30, 2015 when compared to the three month period ended June 30, 2014 was primarily due to:

a)	The 2015 accounting and audit fees is $6,684 compared to $16,299 in the 2014 period. The $9,615 decrease in accounting and audit fees is mainly due to timing differences in the dates of the preparation of the 2014 annual 10-K report and audited financial statements, as well as the March 31, 2014 10-Q report.

b)	Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the June 30, 2015 period were $9,000; there were no similar agreements in the comparative 2014 period.

c)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs. In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. The management fees charged by these two directors for the period ended June 30, 2015 were $42,000 compared to $6,000 in the 2014 period.

d)	Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses.

e)	Rent is for office space where the Company is sub-letting an office along with a related company. There were no similar charges in the comparative 2014 period.

f)	Regulatory fees relate to charges by EDGAR/SEDAR regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. The 2015 Q2 period was $1,372 higher primarily due to a timing difference for the filing of certain regulatory reports.

g)	Interest on loans increased by $2,254; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts. However, there was an overall decrease in interest expense because the 2014 interest expense also included $5,706 amortization of the beneficial conversion feature on a $50,000 convertible loan. There was no similar amount recorded in 2015.

Six Months ended June 30, 2015

During the six months ended June 30, 2015, the Company incurred general and administrative expenses totaling $102,471 compared to $45,360 during the same period of the previous year.

The significant changes in our expenses for the six month period ended June 30, 2015 when compared to the six month period ended June 30, 2014 was primarily due to:

a)	The 2015 accounting and audit fees decreased $2,587 due to timing differences in the dates of the preparation of the 2014 annual 10-K report and audited financial statements, as well as the March 31, 2014 10-Q report.

b)	Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the June 30, 2015 period were $9,000; there were no similar agreements in the comparative 2014 period.

c)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $2,000 in each of the six month periods ending June 30, 2015 and 2014.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended June 30, 2015 this director was paid $46,000 compared to $10,302 in the 2014 period.

d)	Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. The related company was paid $5,670 in 2015; there were no similar agreements in the comparative 2014 period.

e)	Rent is for office space where the Company is sub-letting an office along with a related company. There were no similar charges in the comparative 2014 period.

f)	Regulatory fees for the 2015 period was $6,076 higher primarily due to a timing difference for the filing of certain regulatory reports.

g)	Interest on loans increased by $5,099; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts. However, there was an overall decrease in interest expense because the 2014 interest expense also included $11,413 amortization of the beneficial conversion feature on a $50,000 convertible loan. There was no similar amount recorded in 2015.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

As of June 30, 2015, the Company had total current assets of $33,083 and total liabilities of $1,362,003. The Company had cash of $33,083 and a working capital deficiency of $1,328,920 as of June 30, 2015 compared to cash on hand of $1,324 and a working capital deficiency of $1,428,894, for the year ended December 31, 2014.  We anticipate that we will incur approximately $84,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,362,003. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended June 30, 2015 was $185,296 as compared to cash used by operating activities for the same period in 2014 of $64,926.  The increase in cash used in operating activities was primarily due to a reduction in both accounts payable and accounts payable to related parties, and an increase in both consulting and management fees.

The Company has the following loans outstanding as of June 30, 2015:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $16,035. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $328,874 are payable to companies controlled by directors of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a director of the Company, plus accrued interest payable of $181,224 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $271,597 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

A $50,000 loan payable, plus accrued interest of $7,186, pursuant to a Convertible Loan Agreement. This loan is unsecured, bearing interest at 10% per annum, and is repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2015, we had cash of $33,083 and we estimate that we will require approximately $84,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,362,003. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 2 of our June 30, 2015 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of June 30, 2015, we had cash of $33,083 and we estimate that we will require approximately $84,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,362,003. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

4.     Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2015, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the period ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.A Risk Factors

Not applicable

2.     Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At June 30, 2015, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed.  Star Leisure has not converted any part of the principal sums advanced into units as of June 30, 2015. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At June 30, 2015, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of June 30, 2015. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On June 25, 2015 the Company issued 2,000,000 restricted common shares for $160,000 cash. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended June 30, 2015.

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

Strategic Internet Investments, Incorporated

Date:	August 13, 2015	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director