Form 10-K
period 2015-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2016-03-24
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes  [X]   No  [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,071,878 based on a price of $0.20 per share, being the price the common equity last sold on June 30, 2015 as quoted on the OTC Bulletin Board.

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
Yes  [  ]  No [  ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  40,359,391 common shares issued and outstanding as of February 29, 2016.

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

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2016 fiscal year.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by OTC Markets (www.otcmarkets.com), was as follows:

Year	Period	High	Low

2015	First quarter	$0.27	$0.10
	Second quarter	$0.25	$0.10
	Third quarter	$0.23	$0.05
	Fourth quarter	$0.15	$0.05

2014	First quarter	$0.18	$0.09
	Second quarter	$0.16	$0.09
	Third quarter	$0.35	$0.15
	Fourth quarter	$0.27	$0.16

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of January 31, 2016, we have approximately 140 registered stockholders and 40,359,391 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	4,140,000	$0.11	1,913,909

Total	4,140,000	$0.11	1,913,909

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2015, the Star Leisure loan principal was $255,209 and had accrued interest of $298,488. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed.  Star Leisure has not converted any part of the principal sums advanced into units as of December 31, 2015. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2015, the CMB loan principal was $163,766 and had accrued interest of $198,835. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23 as set at the time the principal was borrowed.  CMB has not converted any part of the principal sums advanced into units as of December 31, 2015. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

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

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2016 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$40,000
General and administrative expenses	7,000
Interest	6,000
Management fees	55,000
Regulatory and transfer agent fees	14,000
Rent	6,000
$128,000

The Company also estimates it will continue to accrue interest expense of $98,000 over the next 12 months on loans due to related parties. It is not anticipated the related party interest will be paid in cash during 2016, and therefore interest has been excluded from the above list of cash expenses.

To date the Company has funded its operations primarily with loans from shareholders and issuance of new equity.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,432,442. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the Company.  Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds.  These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company.  See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Percentage Increase (Decrease)
Revenue	-	-	-
Expenses	$ (147,095)	$ (76,611)	92%
Other Income (Expense)	$ (81,823)	$ (92,352)	(11%)
Net Loss	$(228,918)	$(168,963)	35%

Revenues

We have had no operating revenues for the years ended December 31, 2015 and 2014. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The components of our general and administrative expenses for the years ended December 31, 2015 and 2014 are outlined in the table below:

	Years ended December 31,		Percentage Increase (Decrease)
	2015	2014

General and Administrative Expenses
Communications	$-	$871	(100%)
Consulting fees	34,000	-	-
Management fees	53,000	14,302	271%
Office and general	6,937	1,205	476%
Professional fees	33,693	46,239	(27%)
Regulatory fees	11,749	12,494	(6%)
Rent	5,826	-	-
Transfer agent fees	1,890	1,500	26%

Total Operating Expenses	$(147,095)	$(76,611)	92%

During the year ended December 31, 2015, the Company incurred general and administrative expenses totaling $147,095 compared to $76,611 in the previous year.

The significant changes in our expenses for the year ended December 31, 2015 when compared to the year ended December 31, 2014 was primarily due to:

a)	Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the December 31, 2015 period were $34,000; there were no similar agreements in the comparative 2014 period.

b)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $4,000 in each of the twelve month periods ending December 31, 2015 and 2014.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended December 31, 2015 this director was paid $49,000 compared to $10,302 in the 2014 period.

c)	Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. The related company was paid $5,670 in 2015; there were no similar payments in the comparative 2014 period.

d)	Professional fees include accounting, audit, and legal services. The 2015 accounting and audit fees decreased $6,645 due to lower charges by the Company’s auditors for the 2014 year-end audit and 2015 quarterly reviews. Legal fees from a prior period were over-estimated by $6,000, this charge was reversed in the current period. Actual legal fees incurred during the December 31, 2015 period were $997 compared to $898 in the 2014 period.

e)	Rent is for office space where the Company is sub-letting an office along with a related company. There were no similar charges in the comparative 2014 period.

f)	Regulatory fees for the 2014 period were $745 higher primarily due to penalties charged relating to the late submission of certain regulatory reports. There were no similar late fees in the 2015 period.

g)	Interest on loans increased by $9,714; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts. However, there was an overall decrease in interest expense because the 2014 interest expense also included $22,826 amortization of the beneficial conversion feature on a $50,000 convertible loan. There was no similar amount recorded in 2015.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2015, the Company had total current assets of $14,630 and total liabilities of $1,432,442. The Company had cash of $14,630 and a working capital deficiency of $1,417,812 as of December 31, 2015 compared to cash on hand of $1,324 and a working capital deficiency of $1,428,894 as of December 31, 2014. We anticipate that we will incur approximately $128,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,432,442. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2015 was $203,370 compared to cash used by operating activities for the same period in 2014 of $108,208.  The increase in cash used in operating activities was primarily due to the decreases in related party accounts payable, plus an increase in cash expenses for consulting fees, management fees, office, and rent.

The Company has the following loans outstanding as of December 31, 2015:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $17,437. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $326,949 are payable to companies controlled by a director and a former director of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $198,835 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $298,488 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of December 31, 2015, $10,106 was accrued in interest on the note.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2015, we had cash of $14,630 and we estimate that we will require approximately $128,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,432,442. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations subsequent to the year.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2015 and 2014 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of December 31, 2015, we had cash of $14,630 and we estimate that we will require approximately $128,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,432,442. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments.  The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.  As at December 31, 2015 and 2014, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. The convertible debt securities outstanding as at December 31, 2015 and 2014, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument.  The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan.  However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

FINANCIAL STATEMENTS

December 31, 2015 and 2014

 (Expressed in U.S. Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Strategic Internet Investments, Incorporated

Kalispell, Montana

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated as of December 31, 2015 and 2014, and the results its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 24, 2016

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31, 2015	December 31, 2014
ASSETS

Current:
Cash	$14,630	$1,324

TOTAL ASSETS	$14,630	$1,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$84,123	$79,442
Accounts payable - related party	20,727	90,472
Accrued interest	10,106	4,399
Accrued interest - related party	514,760	425,880
Convertible loan payable	50,000	50,000
Loans and convertible notes payable - related party	752,726	780,025

TOTAL LIABILITIES	1,432,442	1,430,218

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized 40,359,391 (2014: 36,859,391) issued and outstanding	40,359	36,859
Additional paid-in capital	12,156,359	11,919,859
Accumulated deficit	(13,614,728)	(13,385,810)

TOTAL STOCKHOLDERS’ DEFICIT	(1,417,812)	(1,428,894)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$14,630	$1,324

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years ended December 31,
	2015	2014

General and Administrative Expenses
Communications	$-	$871
Consulting fees	34,000	-
Management fees	53,000	14,302
Office and general	6,937	1,205
Professional fees	33,693	46,239
Regulatory fees	11,749	12,494
Rent	5,826	-
Transfer agent fees	1,890	1,500

Operating loss	(147,095)	(76,611)

Other income and expense
Interest	(94,587)	(107,699)
Gain on foreign exchange	12,764	15,347

Net loss for the year	$(228,918)	$(168,963)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	39,223,775	35,778,843

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years ended December 31,
	2015	2014
Operating Activities
Net loss for the period	$(228,918)	$(168,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables	-	-
Unrealized foreign exchange gain	(3,975)	(4,130)
Amortization of debt discount	-	22,826
Changes in non-cash item:
Accounts payable	4,681	(11,938)
Accounts payable – related party	(69,745)	(30,876)
Accrued interest	5,707	4,399
Accrued interest – related party	88,880	80,474

Net cash used in operating activities	(203,370)	(108,208)

Financing Activities
Proceeds from issuance of common stock	240,000	90,000
Proceeds from convertible note	-	50,000
Payments on related party loans	(23,324)	(30,471)

Net cash provided by financing activities	216,676	109,529

Increase (decrease) in cash during the period	13,306	1,321

Cash, beginning of the period	1,324	3

Cash, end of the period	$14,630	$1,324

Non-cash financing and investing activities:
Debt discount from beneficial conversion feature	$-	$22,826

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-
Cash paid for Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2015 and 2014
(Expressed in U.S. Dollars)

	Class A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Stock	Par Value	Stock	Par Value	Capital	Deficit	Total

Balances, December 31, 2013	198,000	$198	35,159,391	$35,159	$11,808,733	$(13,216,847)	$(1,372,757)
Issuance of stock for cash	-	-	1,700,000	1,700	88,300	-	90,000
Beneficial conversion feature on convertible loan	-	-	-	-	22,826	-	22,826
Net loss	-	-	-	-	-	(168,963)	(168,963)

Balances, December 31, 2014	198,000	$198	36,859,391	$36,859	$11,919,859	$(13,385,810)	$(1,428,894)
Issuance of stock for cash	-	-	3,500,000	3,500	236,500	-	240,000
Net loss	-	-	-	-	-	(228,918)	(228,918)

Balances, December 31, 2015	198,000	$198	40,359,391	$40,359	$12,156,359	$(13,614,728)	$(1,417,812)

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
(Expressed in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,614,728 since its inception, has a working capital deficiency of $1,417,812 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $128,000 over the twelve months ended December 31, 2016 to continue operations and estimates it will accrue interest expenses of $98,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,432,442. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or related party advances. Management plans to continue to provide for its capital needs during the year ended December 31, 2016, by issuing equity securities and/or related party advances.

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
December 31, 2015 and 2014
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

At December 31, 2015, the Company had 18,862,588 (2014 – 18,362,588) common share equivalents in respect to convertible preferred shares, stock options, and convertible debt. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

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
December 31, 2015 and 2014
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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2015 and 2014.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As at December 31, 2015 and 2014, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature. For the convertible debt securities outstanding as at December 31, 2015 and 2014, the embedded conversion features met the exemption criteria to be classified as equity instruments. The conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
(Expressed in U.S. Dollars)

2.	Convertible loan payable

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of December 31, 2015, $10,106 was accrued in interest on the note.

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

The fair value of the warrants was estimated with the following assumptions:

	2015	2014

Expected dividend yield	-	-
Expected volatility	-	254%
Risk-free Interest Rate	-	0.27%
Expected term in years	-	1.5

The expected volatility is calculated based on the Company’s historical share price.

	December 31,	December 31,
	2015	2014

Convertible note payable – face value	$50,000	$50,000
Less: beneficial conversion feature	-	(22,826)

	50,000	27,174
Amortization of beneficial conversion feature	-	22,826

Balance, end of year	$50,000	$50,000

The amortization of the beneficial conversion feature is included in interest expense.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
(Expressed in U.S. Dollars)

3.	Loans and convertible notes payable – related party

		December 31,	December 31,
		2015	2014

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $17,437 (2014 - $14,734). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$6,802

b)	Loans payable to companies controlled by a director and a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	326,949	354,248

c)	Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $198,835 (2014 - $164,732), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	163,766	163,766

d)	Loan payable to a company controlled by a director of the Company, plus accrued interest of $298,488 (2014 - $246,414), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

		$752,726	$780,025

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
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

During 2015 and 2014, the Company issued common shares as follows:

a)	On July 17, 2014, the Company issued 1,200,000 common shares for cash proceeds of $50,000.

b)	On November 13, 2014, the Company issued 500,000 common shares for cash proceeds of $40,000.

c)	On February 13, 2015, the Company issued 1,500,000 common shares for cash proceeds of $80,000.

d)	On June 25, 2015, the Company issued 2,000,000 common shares for cash proceeds of $160,000.

Stock-based Compensation

Stock Option Plan

No options were granted and no compensation expense was recorded during 2014 and 2015.

As at December 31, 2015, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	1.79 years	1,200,000
January 16, 2018	$0.12	2.05 years	2,940,000

Total options outstanding		1.97 years	4,140,000

At December 31, 2015 and 2014 all of the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
(Expressed in U.S. Dollars)

5.	Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2015	2014

Interest	$88,880	$80,474
Management fees	53,000	14,302

Total related party transactions	$141,880	$94,776

At December 31, 2015, accounts payable includes $5,200 (2014 - $74,945) due to two directors, a former director, and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2015, accounts payable also includes $15,527 (2014 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”). As remuneration for the management services, the Company agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $4,000 (2014 - $4,000).

6.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014

Net tax operating loss carryforwards	$2,303,000	$2,223,000
Valuation allowance for deferred tax asset	(2,303,000)	(2,223,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2015, the Company has estimated accumulated net operating losses of approximately $6,580,000 (2014 - $6,351,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2018 to 2034.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2014, including the remedial actions discussed below, and we have concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2015.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2015, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2015, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

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

c)	Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management has corrected material errors, if any, prior to the release of our company’s December 31, 2015 financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name and position	Age	Term	Business experience during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	69	March 7, 2001 to Present	Director and officer of the Company.	None

Ralph Shearing former Director	59	March 7, 2001 to December 4, 2015	Director of the Company, and a natural resource exploration company.	Telson Resources Inc. a Reporting Issuer in Canada and Discovery Gold Corporation a Registrant in the U.S.A.

Fred Schultz Director	56	August 20, 2012 to Present	Director of the Company, and independent businessman	None

Dr. Ralf Zabel Director Vice-president - International Business Development and Operations	55	January 18, 2016 to Present September 18, 2008 to Present	Director and Officer of the Company, and independent businessman	None

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

Ralph Shearing, former Director

Mr. Shearing is a Professional Geologist, has extensive experience in the management of public companies. In addition to being a director of the Company, since 1986 he has been the President and Chief Executive Officer of Telson Resources Inc., a director of Discovery Gold Corporation, and formerly a Director of Birch Hill Gold Corp. Both Telson and Birch Hill are Canadian reporting issuers listed on the Toronto Venture Stock Exchange and Discovery Gold Corporation is a Registrant on the U.S.A. OTC Markets. All three companies are primarily engaged in the acquisition and exploration of mineral properties. During the five years prior to September 2008, Mr. Shearing was the CEO and Secretary of the Company. Mr. Shearing resigned as a director of the Company effective December 4, 2015.

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

Dr. Ralf Zabel, Director, Vice-president - International Business Development and Operations

Dr. Zabel is a resident of Germany and holds a Doctorate degree in Engineering from the University of Dresden, Germany.  Dr. Zabel has held senior positions with construction, engineering and architectural firms in Germany since 1986. He was appointed a director of the Company effective January 18, 2016.

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

Audit Committee

As at the date hereof, the Audit Committee is comprised of Abbas Salih, Fred Schultz, and Ralf Zabel.  Fred Schultz is independent.  All of the members of the Audit Committee are “financially literate”.

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

Board of Directors

The Board, at present, is composed of three directors, two of whom are executive officers of the Company and one of whom are considered to be “independent”, as that term is defined in applicable securities legislation.  Mr. Fred Schultz is considered to be an independent director.  Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not independent. Dr. Ralf Zabel, by reason of his being Vice-president - International Business Development and Operations, is not independent.   In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to interfere with the director’s ability to objectively assess the performance of management.

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

Directorships

Certain of the directors of the Company are also directors of other registrant (or equivalent) in a jurisdiction or a foreign jurisdiction as follows:

Name of Director	Other registrant (or equivalent in a foreign jurisdiction)

Ralph Shearing (former director)	Telson Resources Inc. (Reporting Issuer – Canada) Discovery Gold Corporation (Registrant – U.S.A.)
Abbas Salih	None
Fred Schultz	None
Ralf Zabel	None

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

Committees of the Board of Directors

The Board has appointed an Audit Committee, the members of which are Abbas Salih, Fred Schultz, and Ralf Zabel.  A description of the function of the Audit Committee can be found in this under Item 15 – Principal Accountant Fees and Services.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2015; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2015 and 2014, are set out in the summary compensation table.

Summary compensation table (aside from what is set out below, there is no other compensation to the individuals in respect of 2015 and 2014):

		Option	Share Awards(2)
Name	Year	Awards(1)	and Other (3)	Total

Abbas Salih, CEO, CFO, Director	2015	$ Nil	$ 49,000	$ 49,000
	2014	$ Nil	$ 10,302	$ 10,302

Fred Schultz, Director	2015	$ Nil	$ 4,000	$ 4,000
	2014	$ Nil	$ 4,000	$ 4,000

Dr. Ralf Zabel, Director, Vice-president - International Business Development and Operations	2015	$ Nil	$ Nil	$ Nil
	2014	$ Nil	$ Nil	$ Nil

Ralph Shearing, former Director	2015	$ Nil	$ Nil	$ Nil
	2014	$ Nil	$ Nil	$ Nil

(1)	The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors, please review Notes 1 and 4 to the financial statements for the year ended December 31, 2015. No options were granted during the 2015 year.

(2)	The amount of Share Awards is the fair value of common shares issued as remuneration to the named executive officers plus common shares issued as remuneration. For a description of the methodology and assumptions used in valuing the share awards granted to our named executive officers and directors, please review Notes 1 and 4 to the financial statements for the year ended December 31, 2015. No Share Awards were granted during the 2015 year.

(3)	Other compensation represents the amounts charged by or paid to the named individuals with respect to management fees.

Management Contracts

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”). As remuneration for the management services, the Company agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $4,000 (2014 - $4,000).

During the fiscal year ended December 31, 2015, directors and officers received management fees as compensation for providing management services to the Company in the amounts as shown above (see “Summary compensation table”).  The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

The outstanding equity awards of the named executive officers, for our year ended December 31, 2015, are set out in the following outstanding equity awards table:

Name	Number of securities underlying unexercised options # exercisable	Option exercise price	Options expiration date

Abbas Salih CEO, CFO, Director	1,200,000	$0.12	January 16, 2018

Ralph Shearing former Director	1,440,000	$0.12	January 16, 2018

Fred Schultz Director	320,000	$0.10	October 15, 2017

Dr. Ralf Zabel Director, Vice-president - International Business Development and Operations	100,000	$0.10	October 15, 2017

All of these options were vested and exercisable on the date they were granted. None have been exercised.

Aggregated Options Exercised in the Year Ended December 31, 2015 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2015.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2015.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2015.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 29, 2016, there were 40,359,391 shares of our common stock outstanding.  The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

Title of class	Name and address of beneficial owners(1)	Amount and nature of beneficial ownership	Percentage of class(2), (3)

Management
Common stock	Abbas Salih	18,838,044 (indirect) (5)	32%
	Jood Palace Hotel 36-A Street Off Al Rigga Road, PO Box 42211 Deira, Dubai, UAE	3,557,427 (direct) (5)	6%

Common stock	Fred Schultz	640,000 (direct) (6)	1%
	1706 Serrano St.
	Oceanside, CA 92054

Common stock	Ralf Zabel	160,000 (direct) (7)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany
Management total		23,195,471	41%

Beneficial owners
Common stock	Cede & Co.	9,163,765 (direct)	16%
	PO Box 20, Bowling Green Stn.
	New York, N.Y., U.S.A.

Common stock	Ralph Shearing(8)	8,727,354 (indirect) (4)	15%
	450-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	John Martin Stewart Phillips	3,500,000 (direct)	6%
	Mahe, Penrhiw Pistyll Lane New Quay, Ceredigion Wales, UK

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	The percentage of class is based on 40,359,391 shares of common stock issued and outstanding as of January 31, 2016, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 31, 2016.
(3)	* Less than 1%
(4)	The beneficial owner has the right to acquire 1,440,000 shares through the exercise of stock options and 2,320,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(5)	The beneficial owner also has the right to acquire a further 1,200,000 shares through the exercise of stock options and 4,526,436 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(6)	The beneficial owner has the right to acquire 320,000 shares through the exercise of stock options.
(7)	The beneficial owner has the right to acquire 100,000 shares through the exercise of stock options.
(8)	Mr. Shearing resigned as a director of the Company effective December 4, 2015.

Changes in Control

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the $120,000, except as described below.

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2015	2014

Interest	$ 88,880	$ 80,474
Management fees	53,000	14,302

Total related party transactions	$ 141,880	$ 94,776

At December 31, 2015, accounts payable includes $5,200 (2014 - $74,945) due to two directors, a former director, and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2015, accounts payable also includes $15,527 (2014 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”). As remuneration for the management services, the Company agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $4,000 (2014 - $4,000).

Director Independence

The Board, at present, is composed of three directors, two of whom is an executive officer of the Company and the other one are considered to be “independent”, as that term is defined in applicable securities legislation.  Mr. Fred Schultz is considered to be an independent director.  Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not independent. Dr. Ralf Zabel, by reason of his being Vice-president - International Business Development and Operations, is not independent. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2015 and 2014 for professional services rendered by Malone Bailey LLP, Certified Public Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$24,000	$31,955
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$24,000	$31,955

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

Strategic Internet Investments, Incorporated

Date:	March 24, 2016	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director

Date:	March 24, 2016	/s/ Fred Schultz
Fred Schultz, Director