Form 10-Q
period 2016-06-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2016-08-19
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

Commission File No. 033-28188

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	84-1116458
State of incorporation	IRS Employer Identification

Jood Palace Hotel
36-A Street Off Al Rigga Road, Suite 1058
Deira Dubai P.O. Box 42211
UNITED ARAB EMIRATES
Address of principal executive offices

(512) 686-6998
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
Yes  [X]   No  [  ]

Common shares outstanding as of August 14, 2016: 40,359,391

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

June 30, 2016

(Expressed in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
BALANCE SHEETS
(Expressed in U.S. Dollars)
 (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current:
Cash	$578	$14,630

TOTAL ASSETS	$578	$14,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$98,097	$84,123
Accounts payable - related party	22,737	20,727
Accrued interest	13,140	10,106
Accrued interest - related party	562,491	514,760
Convertible loan payable	50,000	50,000
Loans and convertible notes payable - related party	759,329	752,726

TOTAL LIABILITIES	1,505,794	1,432,442

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value 10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value 10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value 100,000,000 authorized 40,359,391 (2015: 40,359,391) issued and outstanding	40,359	40,359
Additional paid-in capital	12,156,359	12,156,359
Accumulated deficit	(13,702,132)	(13,614,728)

TOTAL STOCKHOLDERS’ DEFICIT	(1,505,216)	(1,417,812)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$578	$14,630

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

General and Administrative Expenses
Accounting and audit fees	$5,671	$6,684	$25,569	$27,212
Consulting fees	-	9,000	-	9,000
Legal fees	197	255	473	511
Management fees	1,000	42,000	2,000	48,000
Office and general	43	6,064	200	6,326
Regulatory fees	1,732	2,054	4,461	7,424
Rent	-	2,913	-	2,913
Transfer agent fees	375	515	750	1,085

Operating loss	(9,018)	(69,485)	(33,453)	(102,471)

Other income and expenses
Interest	(25,697)	(23,262)	(50,765)	(45,764)
Gain (loss) on foreign exchange	(605)	(2,868)	(3,186)	8,209

Net loss for the period	$(35,320)	$(95,615)	$(87,404)	$(140,026)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	40,359,391	38,491,259	40,359,391	37,709,203

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
 (Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities
Net loss for the period	$(87,404)	$(140,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange loss (gain)	1,303	(2,431)
Changes in non-cash item:
Accounts payable	19,274	(16,658)
Accounts payable - related party	2,010	(71,945)
Accrued interest	3,034	2,788
Accrued interest - related party	47,731	42,976

Net cash used in operating activities	(14,052)	(185,296)

Financing Activities
Proceeds from issuance of common stock	-	240,000
Repayment of loans - related party	-	(22,945)

Net cash provided by financing activities	-	217,055

Change in cash during the period	(14,052)	31,759

Cash, beginning of the period	14,630	1,324

Cash, end of the period	$578	$33,083

Supplementary disclosure of cash flows:
Expenses paid by related party on behalf of the Company	$(5,300)	$-
Cash paid for Interest	$-	$-
Cash paid for Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
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

The results of operations for the period ended June 30, 2016 are not indicative of the results that may be expected for the full year.

2.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2016, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,702,132 since its inception, has a working capital deficiency of $1,505,216 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $128,000 over the twelve months ended June 30, 2017 to continue operations as well as the Company estimates it will accrue related interest expenses of $98,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,505,794. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended June 30, 2017, by issuing equity securities and/or related party advances.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

3.	Convertible Loan Payable

	June 30,	December 31,
	2016	2015

Loan payable, plus accrued interest of $13,140 (2015 - $10,106), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. Upon conversion of this loan, the $42,000 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	$50,000	$50,000

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

4.	Loans and Convertible Loans Payable – related party

		June 30,	December 31,
		2016	2015

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $18,909 (2015 - $17,437). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$4,883

b)	Loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	326,075	326,949

c)	Loans payable to a company controlled by a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	7,477	1,919

d)	Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $217,140 (2015 - $198,835), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	163,766	163,766

e)	Loan payable to a company controlled by a director of the Company, plus accrued interest of $326,442 (2015 - $298,488), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

		$759,329	$752,726

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

5.	Equity

During the six months ended June 30, 2016, the Company did not issue any common shares (2015: issued 1,500,000 common shares for proceeds of $80,000).

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

No options were granted and no compensation expense was recorded during the periods ended June 30, 2016 and 2015.

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

As at June 30, 2016, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	1.29 years	1,200,000
January 16, 2018	$0.12	1.55 years	2,940,000

Total options outstanding		1.47 years	4,140,000

At June 30, 2016 all of the outstanding share purchase options were exercisable.

6.	Related Party Transactions

At June 30, 2016, accounts payable includes $22,737 due to a director, to a former director, and a company controlled by a director of the Company, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At June 30, 2016, accrued interest includes $562,491 due to companies controlled by a director and a former director of the Company.

During the period ended June 30, 2016 the Company paid a director $2,000 in management fees.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

7.	Subsequent Event

Subsequent to June 30, 2016:

a)	The Company entered into an agreement to acquire 100% of the issued capital stock of PG Proje Geliştirme Gayrimenkul A.S. (“PG Proje”), a Turkish company that is the owner of the AkCenter Shopping Center in Ankara, Turkey (the “AkCenter”). In consideration for the PG Proje shares, the Company issued convertible debentures in the amount of $66,000,000 to the vendors of the PG Proje shares. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and indirectly owned a minority interest in PG Proje.

b)	The Company entered into an agreement with Pivotek-Akun-Alpinsaat JV (“Pivotek”) to complete certain property renovations on the AkCenter. In consideration for the property renovations, the Company issued convertible debentures in the amount of $4,400,000 to Pivotek.

c)	The Company entered into an agreement with Retail Square Gayrimenkul Yatrimlari Ve Danişmanlik S.A. (“Retail Square”) to act as the property manager of the AkCenter. In consideration for providing the property management services for a period of two years, the Company issued convertible debentures in the amount of $1,400,000 to Retail Square.

d)	The Company entered into an agreement to acquire 60% of the issued capital stock of Kayu Tekstil Sanayi Ve Ticaret Limited Sirketi (“Kayu”), a Turkish company. In consideration for the Kayu shares, the Company issued convertible debentures in the amount of $30,205,939 to the vendors of the Kayu shares. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the vendors of the Kayu shares. Kayu has an agreement to acquire the Skytower Hotel Atayol in Akcakoca, Turkey, subject to the successful discharge of a debt on the Skytower property and the transfer of title to Kayu.

Upon discharge of the debt on the Skytower property the Company will release convertible debentures in the amount of $12,656,768 to a Company that settled the debt.

Upon transfer of the Skytower property title to Kayu, the Company will release convertible debentures in the amount of $20,137,293 to acquire the remaining 40% of the capital stock of Kayu. Upon completion of this transaction SIII will own 100% of Kayu.

All of the above mentioned convertible debentures have the following terms:

a)	Non-interest bearing.

b)	Mature on December 31, 2021 (the “Maturity Date”).

c)	At any time prior to the Maturity Date, the convertible debenture holder may convert the debenture into common stock of the Company at a price of $1.00 per share.

d)	The convertible debenture will automatically convert into common stock upon the closing price of the Company’s common stock closing above $1.00 per share for 20 consecutive trading days.

The Company has not yet determined the accounting treatment for the above mentioned series of transactions.

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

On July 18, 2016 SIII entered into an agreement to acquire 100% of the issued capital stock of PG Proje Geliştirme Gayrimenkul A.S. (“PG Proje”), a Turkish company that is the owner of the AkCenter Shopping Center in Ankara, Turkey (the “AkCenter”). In consideration for the PG Proje shares, the Company issued convertible debentures in the amount of $66,000,000 to the vendors of the PG Proje shares. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and indirectly owned a minority interest in PG Proje.

On August 9, 2016 SIII entered into a Securities Purchase Agreement (the “Kayu Agreement”) to acquire 60% of the issued capital stock Kayu Tekstil Sanayi Ve Ticaret Limited Sirketi (“Kayu”), a Turkish company from Najibi Investment Trading FZC (hereinafter “Najibi”), G7 Entertainment Incorporated, (hereinafter “G7”), Royaltun General Trading LLC., (hereinafter “Royaltun”), and Soha Investment Inc., (hereinafter “Soha) (jointly hereinafter the “Vendors”).  In consideration for the Kayu shares, the Company issued convertible debentures in the amount of $30,205,939 to the Vendors of the Kayu shares. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the vendors of the Kayu shares. Kayu has an agreement to acquire the Skytower Hotel Atayol in Akcakoca, Turkey (the “Skytower Property”), subject to the successful discharge of a debt on the Skytower Property and the transfer of title to Kayu.

Upon discharge of the debt on the Skytower Property the Company will release convertible debentures in the amount of $12,656,768 to Najibi, a Company that settled the existing debt on the Skytower Property.

Upon transfer of the Skytower Property title to Kayu, the Company will release convertible debentures in the amount of $20,137293 to acquire the remaining 40% of the capital stock of Kayu. Upon completion of this transaction SIII will own 100% of Kayu.

Any additional funding that maybe required to complete the Skytower Property and/or the AkCenter transactions has not yet been fully secured, there can be no assurances the transactions will proceed and SIII management cautions investors of this risk.

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

Any funding that maybe required to complete the Medical Park Private Hospital and the Hotel Marriot Izmir transaction has not yet been fully secured, there can be no assurances the transaction will proceed and SIII management cautions investors of this risk.

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

The Company has not yet determined a cash operating budget for the recently acquired AkCenter retail rental property or the Skytower Property.

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,505,794. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

Three Months ended June 30, 2016

During the quarter ended June 30, 2016, the Company incurred general and administrative expenses totaling $9,018 compared to $69,485 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the three month period ended June 30, 2016 when compared to the three month period ended June 30, 2015 was primarily due to:

a)	Accounting and audit fees deceased $1,013. This mostly due to changes in foreign exchange rates on Canadian based accounting services.

b)	Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the June 30, 2015 period were $9,000; there were no similar agreements in the comparative 2016 period.

c)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $1,000 in the three month period ending June 30, 2016 and $2,000 in the three month period ending June 30, 2015.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended June 30, 2016 this director was paid $Nil compared to $40,000 in the 2015 period.

d)	Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. These expenses decreased $6,021 in 2016 compared to 2015 as there no shares office expenses incurred in 2016.

e)	Regulatory fees relate to charges by EDGAR (USA) and SEDAR (Canada) regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves.

f)	Rent is for office space where the Company is sub-letting an office along with a related company. There were no charges in the 2016 period.

g)	Interest on loans increased by $2,435; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Six Months ended June 30, 2016

During the six months ended June 30, 2016, the Company incurred general and administrative expenses totaling $33,453 compared to $102,471 during the same period of the previous year.

The significant changes in our expenses for the six month period ended June 30, 2016 when compared to the six month period ended June 30, 2015 was primarily due to:

a)	The 2016 accounting and audit fees deceased $1,643. This mostly due to changes in foreign exchange rates on Canadian based accounting services.

b)	Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the June 30, 2015 period were $9,000; there were no similar agreements in the comparative 2016 period.

c)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $2,000 in each of the six month periods ending June 30, 2016 and 2015.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended June 30, 2016 this director was paid $Nil compared to $46,000 in the 2015 period.

d)	Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. The related company was paid $5,670 in 2015; there were no similar agreements in the comparative 2016 period.

e)	Rent is for office space where the Company is sub-letting an office along with a related company. Rent in the amount of $2,913 was paid in the June 30, 2015 six month period. There were no similar charges in the comparative 2016 period.

f)	Regulatory fees relate to charges by EDGAR (USA) and SEDAR (Canada) regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. Regulatory fees for the 2015 period was $2,963 higher because in 2016 the Company is no longer required to make regulatory filings in Canada.

g)	Interest on loans increased by $5,001; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

As of June 30, 2016, the Company had total current assets of $578 and total liabilities of $1,505,794. The Company had cash of $578 and a working capital deficiency of $1,505,216 as of June 30, 2016 compared to cash on hand of $14,630 and a working capital deficiency of $1,417,812, for the year ended December 31, 2015.  We anticipate that we will incur approximately $128,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. The Company has not yet determined a cash operating budget for the recently acquired AkCenter retail rental property or the Skytower Property.

In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,505,794. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended June 30, 2016 was $14,052 as compared to cash used by operating activities for the same period in 2015 of $185,296.  The decrease in cash used in operating activities was primarily due to a $71,945 reduction in accounts payable to related parties in the 2015 period, whereas there was no similar reduction in the 2016 period. Cash used in operating activities also decreased due to decreases in consulting fees, management fees, office and general expenses, rent, and regulatory fees.

The Company has the following loans outstanding as of June 30, 2016:

A $7,477 loan is payable to a company controlled by a former director of the Company. This loan is unsecured, non-interest, and is repayable on demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $217,140 pursuant to a Convertible Loan Agreement.  The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company.  Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $163,766 may be converted into 2,320,858 units.  Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $50,000 loan payable, plus accrued interest of $13,140, pursuant to a Convertible Loan Agreement. This loan is unsecured, bearing interest at 10% per annum, and is repayable on demand. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year.

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $18,909. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $326,075 are payable to a company controlled by a director of the Company.  These loans are unsecured, non-interest bearing, and repayable upon demand.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $326,442 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand.  The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant.  The principal sum of $255,209 may be converted into 4,526,436 units.  Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2016, we had cash of $578 and we estimate that we will require approximately $128,000 to fund our business operations over the next twelve months.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,505,794. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 2 of our June 30, 2016 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of June 30, 2016, we had cash of $578 and we estimate that we will require approximately $128,000 to fund our business operations over the next twelve months. The Company has not yet determined a cash operating budget for the recently acquired AkCenter retail rental property or the Skytower Property. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,505,794. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.  We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

4.     Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2016, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

There were no changes in our internal control over financial reporting during the period ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003 the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At June 30, 2016, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of June 30, 2016. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006 the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a former Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At June 30, 2016, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of June 30, 2016. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On July 18, 2016 the Company issued convertible debentures in the amount of $71,800,000 in connection with the acquisition, renovation, and operation of the AkCenter retail rental property. These debentures mature on December 31, 2021, are non-interest bearing, and are convertible into common stock of the Company at a price of $1.00 per share. A portion of this is a non-arm’s length transaction as Mr. Abbas Salih is the President, Director and CEO as well as the controlling shareholder of SIII and indirectly owned a minority interest in PG Proje. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On August 9, 2016 the Company issued convertible debentures in the amount of $63,000,000 in connection with the acquisition of the capital stock of Kayu, and debt settlement of the Skytower Property. These debentures mature on December 31, 2021, are non-interest bearing, and are convertible into common stock of the Company at a price of $1.00 per share. A portion of this is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and indirectly owned a minority interest in Kayu. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended June 30, 2016.

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

Strategic Internet Investments, Incorporated

Date:	August 19, 2016	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director