Form 10-Q
period 2016-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2016-12-02
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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
Yes  [X]   No  [  ]

Common shares outstanding as of November 30, 2016: 40,359,391

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

September 30, 2016

(Expressed in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
BALANCE SHEETS
(Expressed in U.S. Dollars)
 (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current:
Cash	$84	$14,630

TOTAL ASSETS	$84	$14,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$100,930	$84,123
Accounts payable - related parties	23,737	20,727
Accrued interest	14,732	10,106
Accrued interest - related parties	587,530	514,760
Convertible loan payable	50,000	50,000
Loans payable - related parties	366,084	333,751
Convertible notes payable - related parties	418,975	418,975

TOTAL LIABILITIES	1,561,988	1,432,442

Commitments	-	-

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value 10,000,000 shares authorized, 198,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	198	198
Class B Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value 100,000,000 shares authorized 40,359,391 shares issued and outstanding at September 30, 2016 and December 31, 2015	40,359	40,359
Additional paid-in capital	12,156,359	12,156,359
Accumulated deficit	(13,758,820)	(13,614,728)

TOTAL STOCKHOLDERS’ DEFICIT	(1,561,904)	(1,417,812)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$84	$14,630

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

General and Administrative Expenses
Accounting and audit fees	$6,162	$5,722	$31,731	$32,934
Communications	4,740	-	4,740	-
Consulting fees	-	25,000	-	34,000
Legal fees (recovery)	15,393	(5,761)	15,866	(5,250)
Management fees	2,100	4,000	4,100	52,000
Office and general	786	332	986	6,658
Regulatory fees	1,101	2,104	5,562	9,527
Rent	-	2,913	-	5,826
Transfer agent fees	600	430	1,350	1,515

Operating loss	(30,882)	(34,740)	(64,335)	(137,210)

Other income and expenses
Interest	(26,631)	(24,106)	(77,396)	(69,870)
Gain (loss) on foreign exchange	825	3,271	(2,361)	11,479

Net loss	$(56,688)	$(55,575)	$(144,092)	$(195,601)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	40,359,391	40,359,391	40,359,391	38,841,076

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
 (Unaudited)

	Nine months ended September 30,
	2016	2015
Operating Activities
Net loss	$(144,092)	$(195,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange loss (gain)	1,011	(3,749)
Changes in operating assets and liabilities:
Accounts payable	16,807	5,684
Accounts payable - related party	3,010	(70,807)
Accrued interest	4,626	4,229
Accrued interest - related party	72,770	65,640

Net cash used in operating activities	(45,868)	(194,604)

Financing Activities
Proceeds from related party advances	31,322	-
Proceeds from issuance of common stock	-	240,000
Repayment of loans - related party	-	(22,945)

Net cash provided by financing activities	31,322	217,055

Change in cash during the period	(14,546)	22,451

Cash, beginning of the period	14,630	1,324

Cash, end of the period	$84	$23,775

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-
Cash paid for Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2016
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

The results of operations for the period ended September 30, 2016 are not indicative of the results that may be expected for the full year.

2.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2016, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,758,820 since its inception, has a working capital deficiency of $1,561,904 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $128,000 over the twelve months ended September 30, 2017 to continue operations as well as the Company estimates it will accrue related interest expenses of $98,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,561,988. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended September 30, 2017, by issuing equity securities and/or related party advances.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

3.	Convertible Loan Payable
	September 30,	December 31,
	2016	2015

Loan payable, plus accrued interest of $14,732 (2015 - $10,106), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. Upon conversion of this loan, the $42,000 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	$50,000	$50,000

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

4.	Loans and Convertible Loans Payable – related parties
		September 30,	December 31,
		2016	2015

a)	Loan payable to a company controlled by a director of the Company plus accrued interest of $19,686 (2015 - $17,437). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$6,802	$6,802

b)	Loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	325,855	325,030

c)	Loans payable to a company controlled by a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	7,405	1,919

d)	Loans payable to a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	26,022	-

Total Loans Payable - related parties		$366,084	$333,751

a)	Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $226,741 (2015 - $198,835), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23. Upon conversion of this loan, the $73,685 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.	$163,766	$163,766

b)

Loan payable to a company controlled by a director of the Company, plus accrued interest of $341,103 (2015 - $298,488), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12. Upon conversion of this loan, the $113,338 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

		255,209	255,209

Total Convertible Notes Payable - related parties		$418,975	$418,975

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

5.	Equity
During the nine months ended September 30, 2016, the Company did not issue any common shares (2015: issued 3,500,000 common shares for proceeds of $240,000).

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

No options were granted and no compensation expense was recorded during the periods ended September 30, 2016 and 2015.

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

As at September 30, 2016, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	1.04 years	1,200,000
January 16, 2018	$0.12	1.30 years	2,940,000

Total options outstanding		1.22 years	4,140,000
At September 30, 2016, all of the outstanding share purchase options were exercisable.
6.	Related Party Transactions

At September 30, 2016, accounts payable includes $23,737 due to a director, to a former director, and a company controlled by a director of the Company, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At September 30, 2016, accrued interest includes $587,530 due to companies controlled by a director and a former director of the Company.

During the period ended September 30, 2016, the Company paid or accrued, to two directors, management fees of $4,100.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2016
(Expressed in U.S. Dollars)
 (Unaudited)

7.	Committments

On August 9, 2016, SIII entered into a Securities Purchase Agreement (the “Kayu Agreement”) to acquire 60% of the issued capital stock Kayu Tekstil Sanayi Ve Ticaret Limited Sirketi (“Kayu”), a Turkish company, from Najibi Investment Trading FZC (hereinafter “Najibi”), G7 Entertainment Incorporated, (hereinafter “G7”), Royaltun General Trading LLC., (hereinafter “Royaltun”), and Soha Investment Inc., (hereinafter “Soha) (jointly hereinafter the “Shareholders”). In consideration for the Kayu shares, the Company agreed to issue convertible debentures in the amount of $30,205,939 to the Shareholders of Kayu. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the Shareholders. Kayu has an agreement to acquire the Skytower Hotel Atayol in Akcakoca, Turkey (the “Skytower Property”), subject to the successful discharge of a debt on the Skytower Property and the transfer of title to Kayu.

Upon discharge of the debt on the Skytower Property, the Company will issue convertible debentures in the amount of $12,656,768 to Najibi, a Company that settled the existing debt on the Skytower Property. Upon transfer of the Skytower Property title to Kayu, the Company will issue convertible debentures in the amount of $20,137,293 to a shareholder of Kayu to acquire the remaining 40% of the capital stock of Kayu. Upon completion of these transactions, SIII will own 100% of Kayu.

The Company has the right to terminate the agreements to acquire the issued capital stock of Kayu and cancel the associated convertible debentures if the vendors do not complete certain closing conditions. As of the filing date, the closing conditions in the Kayu agreement have not yet been met, and the convertible debentures have not been issued to the Shareholders.

The above mentioned convertible debentures have the following terms:

a)	Non-interest bearing.
b)	Mature on December 31, 2021 (the “Maturity Date”).
c)	At any time prior to the Maturity Date, the convertible debenture holder may convert the debenture into common stock of the Company at a price of $1.00 per share.
d)	The convertible debenture will automatically convert into common stock upon the closing price of the Company’s common stock closing above $1.00 per share for 20 consecutive trading days.

The Company has not yet determined the accounting treatment for the above mentioned series of transactions.

8.	Subsequent Event

Subsequent to September 30, 2016:

AkCenter

a)	In July 2016, the Company entered into an agreement to acquire 100% of the issued capital stock of PG Proje Geliştirme Gayrimenkul A.S. (“PG Proje”), a Turkish company that is the owner of the AkCenter Shopping Center in Ankara, Turkey (the “AkCenter”). In consideration for the PG Proje shares, the Company will issue convertible debentures in the amount of $66,000,000 to the shareholders of the PG Proje shares. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and indirectly owned a minority interest in PG Proje.

b)	In July 2016, the Company entered into an agreement with Pivotek-Akun-Alpinsaat JV (“Pivotek”) to complete certain property renovations on the AkCenter. In consideration for the property renovations, the Company will issue convertible debentures in the amount of $4,400,000 to Pivotek.

c)	In July 2016, the Company entered into an agreement with Retail Square Gayrimenkul Yatrimlari Ve Danişmanlik S.A. (“Retail Square”) to act as the property manager of the AkCenter. In consideration for providing the property management services for a period of two years, the Company will issue convertible debentures in the amount of $1,400,000 to Retail Square.

d)

In November 2016, the Company, PG Proje, Pivotek, and Retail Square, mutually agreed to terminate their respective agreements and cancel the associated convertible debentures due to the inability to complete certain closing conditions.

Marriott:

a)

In August 2016, the Company entered into agreements to acquire 50% of the issued capital stock of Par-San Turizm A.S. (“Par-San”), a Turkish company that is the owner of a Marriott Renaissance Hotel in Izmir, Turkey (the “Marriott”). In consideration for the Par-San shares, the Company agreed to issue convertible debentures in the amount of $44,365,532 to Najibi Investment Trading FZC, G7 Entertainment Incorporated, SOHA Investment & Partners, and Royaltun General Trading L.L.C. (collectively “Shareholders”), the shareholders of Par-San.

b)

On October 14, 2016, the Company and the Shareholders mutually agreed to terminate their agreements and cancel the associated convertible debentures. At the same time, the Company and the Shareholders entered into new agreements to acquire 50% of the issued capital stock of Par-San. In consideration for the Par-San shares, the Company agreed to issue convertible debentures in the amount of $47,400,000 to the Shareholders. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the Shareholders. The closing the new agreement is subject to certain conditions, which have not yet been met. The Company has the right to terminate the new agreements and cancel the associated debentures if the closing conditions are not met in a reasonable amount of time.

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

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2016 and 2017 fiscal years.

AkCenter Shopping Center

On July 18, 2016 SIII entered into an agreement to acquire 100% of the issued capital stock of PG Proje Geliştirme Gayrimenkul A.S. (“PG Proje”), a Turkish company that is the owner of the AkCenter Shopping Center in Ankara, Turkey (the “AkCenter”). In consideration for the PG Proje shares, the Company agreed to issue convertible debentures in the amount of $66,000,000 to the shareholders of PG Proje. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and indirectly owned a minority interest in PG Proje.

In July 2016, the Company entered into an agreement with Pivotek-Akun-Alpinsaat JV (“Pivotek”) to complete certain property renovations on the AkCenter. In consideration for the property renovations, the Company agreed to issue convertible debentures in the amount of $4,400,000 to Pivotek.

In July 2016, the Company entered into an agreement with Retail Square Gayrimenkul Yatrimlari Ve Danişmanlik S.A. (“Retail Square”) to act as the property manager of the AkCenter. In consideration for providing the property management services for a period of two years, the Company agreed to issue convertible debentures in the amount of $1,400,000 to Retail Square.

In November 2016, the Company, PG Proje, Pivotek, and Retail Square, mutually agreed to terminate their respective agreements and cancel the associated convertible debentures due to the inability to complete certain closing conditions.

Skytower Hotel Atayol

On August 9, 2016, SIII entered into a Securities Purchase Agreement (the “Kayu Agreement”) to acquire 60% of the issued capital stock Kayu Tekstil Sanayi Ve Ticaret Limited Sirketi (“Kayu”), a Turkish company, from Najibi Investment Trading FZC (hereinafter “Najibi”), G7 Entertainment Incorporated, (hereinafter “G7”), Royaltun General Trading LLC., (hereinafter “Royaltun”), and Soha Investment Inc., (hereinafter “Soha) (jointly hereinafter the “Shareholders”). In consideration for the Kayu shares, the Company agreed to issue convertible debentures in the amount of $30,205,939 to the Shareholders of Kayu. This is a non-arm’s length transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the Shareholders. Kayu has an agreement to acquire the Skytower Hotel Atayol in Akcakoca, Turkey (the “Skytower Property”), subject to the successful discharge of a debt on the Skytower Property and the transfer of title to Kayu.

Upon discharge of the debt on the Skytower Property, the Company will issue convertible debentures in the amount of $12,656,768 to Najibi, a Company that settled the existing debt on the Skytower Property.

Upon transfer of the Skytower Property title to Kayu, the Company will issue convertible debentures in the amount of $20,137,293 to a shareholder of Kayu to acquire the remaining 40% of the capital stock of Kayu. Upon completion of these transactions, SIII will own 100% of Kayu.

The Company has the right to terminate the agreements to acquire the issued capital stock of Kayu and cancelled the associated debentures if the shareholders do not complete certain closing conditions. As of the filing date, the closing conditions in the Kayu agreement of not yet been met, and the convertible debentures have not been issued to the shareholders.

Any additional funding that maybe required to complete the Skytower Property transaction has not yet been fully secured, there can be no assurances the transactions will proceed and SIII management cautions investors of this risk.

Marriott Renaissance Izmir Hotel

On August 30, 2016, the Company entered into Securities Purchase Agreements (“SPAs”) with Najibi Investment Trading FZC, G7 Entertainment Incorporated, SOHA Investment & Partners, and Royaltun General Trading L.L.C. (the “Investors”). These SPAs were entered into in connection with the acquisition of 50% of the stock of Par-San Turizm Anonim Sirketi (“Par-San”), which owns the Marriott Renaissance Izmir Hotel in Izmir, Turkey (the “Marriott”). The Investors are related parties to our Chief Executive Officer and Director, Abbas Salih, as a result of Mr. Salih’s ownership interest in and/or control of the Investors.

Pursuant to the SPAs, we will issue convertible debentures (“Debentures”) equal to 50% of the difference between $65 million minus the approximately $23,731,064 million debt owed to T.C. Ziraat Bankasi A.S. (the “Ziraat Bank Debt”). In exchange for these Debentures, the Investors will transfer their 50% ownership in Par-San to the Company. In addition, the Company will issue a Debenture in the amount of $23,731,064 to Najibi Investment Trading FZC in exchange for Najibi Investment Trading FZC agreeing to pay the Ziraat Bank Debt in full.

On October 14, 2016, the Company and the Investors entered into a Securities Exchange Agreement whereby they agreed to cancel the original SPAs and the Debentures and enter into new SPAs (the “New SPAs”) for the issuance of new, amended Debentures (the “New Debentures”) in the principal amount of $47,400,000.

Under the New SPAs, the Company and the Investors agreed that the closing of the purchase of 50% of Par-San (the “Closing”) will occur upon the delivery of certain documents and the occurrence of other events, the most important of which are:

  Payment in full of the Ziraat Bank Debt and written confirmation thereof
  Release of all liens on the Marriott hotel
  Transfer of 50% of the stock of Par-San to the Company
  Payment of $3,000,000 to the Company for working capital

If the Ziraat Bank Debt is not satisfied within a reasonable amount of time, as determined by the Company, the Company can cancel the New SPAs.

In preparation for Closing, the Company has executed the New Debentures; however, they are not binding obligations of the Company until all closing conditions are satisfied or waived by the Company.

The Company is working diligently toward Closing and intends to close the above transactions as soon as possible.

Any funding that maybe required to complete the Marriott hotel transaction has not yet been fully secured, there can be no assurances the transaction will proceed and SIII management cautions investors of this risk.

Our estimated cash expenses over the next twelve months are as follows, not including any impact of the prior transactions closing:

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

The Company has not yet determined a cash operating budget for the Skytower or Marriott hotel properties.

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,561,988. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any progress in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

Three Months ended September 30, 2016 and 2015

During the quarter ended September 30, 2016, the Company incurred general and administrative expenses totaling $30,882 compared to $34,740 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the three month period ended September 30, 2016 when compared to the three month period ended September 30, 2015 was primarily due to:

a)	Accounting and audit fees increased $440.
b)	Communications expenses increased $4,740 in the 2016 period compared to the 2015 period. This is due to several news releases issued by the Company in 2016, while no news released were issued in 2015.
c)

Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the September 30, 2015 period were $25,000; there were no similar agreements in the comparative 2016 period.

d)

Legal fees relate primarily to the preparation of agreements and related documents in connection with the share acquisitions of the above mentioned Turkish based investments during the September 30, 2016 period. There were no similar transactions in the comparative 2015 period. In the comparative 2015 period, legal fees from a previous year were over-estimated by $6,000. This charge was reversed in the September 30, 2015 period, resulting in a net recovery of $5,761. Actual legal fees incurred during the September 30, 2015 period were $239.

e)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $1,000 in the three month period ending September 30, 2016 and $1,000 in the three month period ending September 30, 2015.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended September 30, 2016 this director was paid $1,100 compared to $3,000 in the 2015 period.

f)

Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. These expenses increased $454 in 2016 compared to 2015.

g)

Regulatory fees relate to charges by EDGAR (USA) and SEDAR (Canada) regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. Regulatory fees for the 2015 period was $1,003 higher because in 2016 the Company is no longer required to make regulatory filings in Canada.

h)	Rent is for office space where the Company is sub-letting an office along with a related company. There were no charges in the 2016 period.
i)	Interest on loans increased by $2,525; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Nine Months ended September 30, 2016 and 2015

During the nine months ended September 30, 2016, the Company incurred general and administrative expenses totaling $64,335 compared to $137,210 during the same period of the previous year.

The significant changes in our expenses for the nine month period ended September 30, 2016 when compared to the nine month period ended September 30, 2015 was primarily due to:

a)	The 2016 accounting and audit fees decreased $1,203 due to lower charges by the Company’s auditors for the 2015 year-end audit and 2016 quarterly reviews.
b)	Communications expenses increased $4,740 in the 2016 period compared to the 2015 period. This is due to several news releases issued by the Company in 2016, while no news released were issued in 2015.
c)

Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the September 30, 2015 period were $34,000; there were no similar agreements in the comparative 2016 period.

d)	Legal fees relate primarily to the preparation of agreements and related documents in connection with the share acquisitions of the above mentioned Turkish based investments during the September 30, 2016 period. There were no similar transactions in the comparative 2015 period. In the comparative 2015 period, legal fees from a previous year were over-estimated by $6,000. This charge was reversed in the September 30, 2015 period, resulting in a net recovery of $5,250. Actual legal fees incurred during the September 30, 2015 period were $750.
e)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $3,000 in each of the nine month periods ending September 30, 2016 and 2015.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended September 30, 2016, this director was paid $1,100 compared to $49,000 in the 2015 period.

f)

Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. The related company was paid $5,670 in 2015; there were no similar agreements in the comparative 2016 period.

g)

Rent is for office space where the Company is sub-letting an office along with a related company. Rent in the amount of $5,826 was paid in the September 30, 2015 nine month period. There were no similar charges in the comparative 2016 period.

h)	Regulatory fees relate to charges by EDGAR (USA) and SEDAR (Canada) regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. Regulatory fees for the 2015 period was $3,965 higher because in 2016 the Company is no longer required to make regulatory filings in Canada.
i)	Interest on loans increased by $7,526; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

 Liquidity and Capital Resources

As of September 30, 2016, the Company had total current assets of $84 and total liabilities of $1,561,988. The Company had cash of $84 and a working capital deficiency of $1,561,904 as of September 30, 2016 compared to cash on hand of $14,630 and a working capital deficiency of $1,417,812, for the year ended December 31, 2015. We anticipate that we will incur approximately $128,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. The Company has not yet determined a cash operating budget for the potential transaction for the Marriott and/or the Skytower properties.

In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,561,988. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended September 30, 2016 was $45,868 as compared to cash used by operating activities for the same period in 2015 of $194,604.  The decrease in cash used in operating activities was primarily due to a $70,807 reduction in accounts payable to related parties in the 2015 period, whereas there was no similar reduction in the 2016 period. Cash used in operating activities also decreased due to decreases in consulting fees, management fees, office and general expenses, rent, and regulatory fees.

The Company has the following loans outstanding as of September 30, 2016:

A $7,405 loan is payable to a company controlled by a former director of the Company. This loan is unsecured, non-interest, and is repayable on demand.

A $26,022 loan is payable to a director of the Company. This loan is unsecured, non-interest, and is repayable on demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $226,741 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $50,000 loan payable, plus accrued interest of $14,732, pursuant to a Convertible Loan Agreement. This loan is unsecured, bearing interest at 10% per annum, and is repayable on demand. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year.

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $19,686. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $325,855 are payable to a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $341,103 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at anytime convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2016, we had cash of $84 and we estimate that we will require approximately $128,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,561,988. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 2 of our September 30, 2016 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2016, we had cash of $84 and we estimate that we will require approximately $128,000 to fund our business operations over the next twelve months. The Company has not yet determined a cash operating budget for the Marriott or the Skytower hotel properties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,561,988. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-balance sheet arrangements

As of the date of this Report, the Company has the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

•	Marriott: In exchange for a Debenture of $23,700,000, Najibi Investments has agreed to pay off the mortgage debt encumbering the Hotel, once the transaction closes. This Debenture will not become a valid obligation of SIII until the transaction is closed.

•	SkyTower: In exchange for a Debenture of $12,656,768, Najibi Investments has agreed to pay off the debt encumbering the SkyTower Hotel once the transaction closes. This Debenture will not become a valid obligation of SIII until the transaction is closed.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2016, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

2.	Unregistered Sales of Equity Securities

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003, the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2016, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2016. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006, the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a former Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2016, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2016. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

On August 21, 2012, the Company entered into a Management Services Agreement with a director (the “Director”) and an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the management and consulting services the Company agreed to issue 320,000 restricted common shares to the Director, and 480,000 restricted common shares to the Consultant. These shares were issued on February 19, 2013. As part of the same agreement, the directors and consultant also received 320,000 and 480,000 stock options respectively with an exercise price of $0.10 expiring October 15, 2017.

On August 21, 2012, the Company entered into a Consulting Services Agreement with an arm’s length consultant (the “Consultant”), for a term of 12 months commencing on October 1, 2012. As partial remuneration for the consulting services the Company agreed to issue 300,000 restricted common shares to the Consultant. These shares were issued on February 19, 2013. As part of the same agreement, the consultant also received 300,000 stock options with an exercise price of $0.10 expiring October 15, 2017.

On March 15, 2013, the Company entered into two consulting services agreements for a term of 12 months commencing on March 15, 2013. As remuneration for the consulting services the Company agreed to issue 1,200,000 restricted common shares to the consultants. These transactions are with offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144. These shares were issued on May 9, 2013.

On January 5, 2014, the Company entered into a Convertible Loan Agreement to borrow $50,000 operating funds, at an interest rate of 10%, repayable on demand. At any, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant is entitles the holder to purchase one additional common share for at period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On June 20, 2014, the Company issued 1,200,000 restricted common shares for $50,000 cash. This transaction is with an offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On November 13, 2014, the Company issued 500,000 restricted common shares for $40,000 cash. This transaction is with an offshore non-U.S. persons; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On February 13, 2015, the Company issued 1,500,000 restricted common shares for $80,000 cash. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

On June 25, 2015, the Company issued 2,000,000 restricted common shares for $160,000 cash. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S, however they are restricted under Rule 144.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2016.

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

Strategic Internet Investments, Incorporated

Date:	December 2, 2016	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director