Form 10-K
period 2016-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2017-04-28
CIK 53320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Yes ☒ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,614,375.64 based on a price of $0.04 per share, being the price the common equity last sold on May 10, 2016 as quoted on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 40,359,391 common shares issued and outstanding as of December 31, 2016.

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

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future real estate development results will not be consistent with our expectations;
●	real estate development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties or interruptions in development construction;
●	the potential for delays in development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments;
●	political and regulatory risks associated with real estate development; and
●	other risks and uncertainties related to our prospects, properties and business strategy.

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

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2017 fiscal year.

AkCenter Shopping Center

On July 18, 2016, SIII entered into an agreement to acquire 100% of the issued capital stock of PG Proje Geliştirme Gayrimenkul A.S. (“PG Proje”), a Turkish company that is the owner of the AkCenter Shopping Center in Ankara, Turkey (the “AkCenter”). In consideration for the PG Proje shares, the Company agreed to issue convertible debentures in the amount of $66,000,000 to the shareholders of PG Proje. This is a related party transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and indirectly owned a minority interest in PG Proje.

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

Skytower Hotel Atayol

On August 9, 2016, SIII entered into a Securities Purchase Agreement (the “Kayu Agreement”) to acquire 60% of the issued capital stock Kayu Tekstil Sanayi Ve Ticaret Limited Sirketi (“Kayu”), a Turkish company, from Najibi Investment Trading FZC (hereinafter “Najibi”), G7 Entertainment Incorporated, (hereinafter “G7”), Royaltun General Trading LLC., (hereinafter “Royaltun”), and Soha Investment Inc., (hereinafter “Soha) (jointly hereinafter the “Shareholders”). In consideration for the Kayu shares, the Company agreed to issue convertible debentures in the amount of $30,205,939 to the Shareholders of Kayu. This is a related party transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the Shareholders. Kayu has an agreement to acquire the Skytower Hotel Atayol in Akcakoca, Turkey (the “Skytower Property”), subject to the successful discharge of a debt on the Skytower Property and the transfer of title to Kayu.

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

Pursuant to the SPAs, we issued convertible debentures (“Debentures”) equal to 50% of the difference between $65 million minus the approximately $23,731,064 million debt owed to T.C. Ziraat Bankasi A.S. (the “Ziraat Bank Debt”). In exchange for these Debentures, the Investors sold and transferred their 50% ownership in Par-San to the Company. In addition, the Company issued a Debenture in the amount of $23,731,064 to Najibi Investment Trading FZC in exchange for Najibi Investment Trading FZC agreeing to pay the Ziraat Bank Debt in full.

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

Under the New SPAs, the Company and the Investors agreed that the closing of the purchase of 50% of Par-San (the “Closing”) will occur upon the delivery of certain documents and the occurrence of other events, the most important of which are:

•                     Payment in full of the Ziraat Bank Debt and written confirmation thereof

•                     Release of all liens on the Marriott hotel

•                     Transfer of 50% of the stock of Par-San to the Company

•                     Payment of $3,000,000 to the Company for working capital

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

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by OTC Markets (www.otcmarkets.com), was as follows:

Year	Period	High	Low

2016	First quarter	$0.15	$0.07
	Second quarter	$0.10	$0.04
	Third quarter	$0.10	$0.03
	Fourth quarter	$0.09	$0.03

2015	First quarter	$0.27	$0.10
	Second quarter	$0.25	$0.10
	Third quarter	$0.23	$0.05
	Fourth quarter	$0.15	$0.05

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of December 31, 2016, we have approximately 140 registered stockholders and 40,359,391 shares issued and outstanding.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003, the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2016, the Star Leisure loan principal was $255,209 and had accrued interest of $356,133. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed. At December 31, 2016, Star Leisure has not converted any part of the principal sums advanced into units. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006, the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2016, the CMB loan principal was $163,766 and had accrued interest of $236,584. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23 as set at the time the principal was borrowed. At December 31, 2016, CMB has not converted any part of the principal sums advanced into units. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2016.

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

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2017 fiscal year.

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$63,000
General and administrative expenses	6,000
Interest	7,000
Management fees	4,000
Regulatory and transfer agent fees	13,000
$93,000

The Company also estimates it will continue to accrue interest expense of $108,000 over the next 12 months on loans due to related parties. It is not anticipated the related party interest will be paid in cash during 2017, and therefore interest has been excluded from the above list of cash expenses.

To date the Company has funded its operations primarily with loans from shareholders and issuance of new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,606,174. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the Company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Percentage Increase (Decrease)
Revenue	-	-	-
Expenses	$ (83,264)	$ (147,095)	(43%)
Other Income (Expense)	$ (104,723)	$ (81,823)	28%
Net Loss	$ (187,987)	$(228,918)	(18%)

Revenues

We have had no operating revenues for the years ended December 31, 2016 and 2015. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The components of our general and administrative expenses for the years ended December 31, are outlined in the table below:

	Years ended December 31,		Percentage Increase
	2016	2015	(Decrease)

General and Administrative Expenses
Accounting and audit	$39,412	$38,696	2%
Communications	4,740	-	100%
Consulting fees	-	34,000	(100%)
Legal fees (recovery)	21,103	(5,003)	522%
Management fees	4,100	53,000	(92%)
Office and general	1,452	6,937	(79%)
Regulatory fees	10,507	11,749	(11%)
Rent	-	5,826	(100%)
Transfer agent fees	1,950	1,890	3%

Total Operating Expenses	$(83,264)	$(147,095)	(43%)

During the year ended December 31, 2016, the Company incurred general and administrative expenses totaling $83,264 compared to $147,095 in the previous year.

The significant changes in our expenses for the year ended December 31, 2016 when compared to the year ended December 31, 2015 was primarily due to:

a)	Communications expenses increased $4,740 in the 2016 period compared to the 2015 period. This is due to several news releases issued by the Company in 2016, while no news released were issued in 2015.
b)	Consulting fees relate to two agreements entered into in June 2015 with two consultants engaged to provide the Company with business development services. The fees for the December 31, 2015 period were $34,000; there were no similar agreements in the comparative 2016 period.

c)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $3,000 in the 2016 period and $4,000 in 2015.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended December 31, 2015 this director was paid $49,000.

d)	Office and general expense relates to costs in a workplace shared with a related company. These shared costs include secretarial services, office supplies, printing, photocopier, parking, and telephone expenses. The related company was paid $5,670 in 2015; there were no similar payments in the comparative 2016 period.

e)	Legal fees include attorney and para-legal services. In the 2015 year legal fees from a prior period were over-estimated by $6,000, this charge was reversed in the 2015 year. Actual legal fees incurred during the December 31, 2015 period were $997, resulting in a net legal expense recovery of $5,003. In the comparative 2016 year, legal fees increased due to various legal services related to the AkCenter, Skytower Property, and Marriott agreements as described above.

f)	Rent is for office space where the Company was sub-letting an office along with a related company in the 2015 period. There were no similar charges in the comparative 2016 period.
g)	Regulatory fees for the 2016 period were $1,242 lower primarily due to the Company no longer having to file financial reports in Canada, offset by some higher fees charged for regulatory filings in the USA. Also in 2016 the Company incurred a one-time regulatory fee of $2,500 for obtaining a ISIN securities registration number.

h)	Interest on loans increased by $10,115; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2016, the Company had total current assets of $375 and total liabilities of $1,606,174. The Company had cash of $375 and a working capital deficiency of $1,605,799 as of December 31, 2016 compared to cash on hand of $14,630 and a working capital deficiency of $1,417,812 as of December 31, 2015. We anticipate that we will incur approximately $93,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,606,174. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2016 was $65,843 compared to cash used by operating activities for the same period in 2015 of $203,370.  The decrease in cash used in operating activities was primarily due to decrease in cash expenses for consulting fees, management fees, office, and rent. These expense decreases were partially offset by an increase in legal fees.

The Company has the following loans outstanding as of December 31, 2016:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $20,488. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $325,521 are payable to a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $7,296 are payable to a company controlled by a former director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $46,288 are payable to a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $236,584 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $356,133 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of December 31, 2016, $16,363 was accrued in interest on the note.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2016, we had cash of $375 and we estimate that we will require approximately $93,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,606,174. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations subsequent to the year.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2016 and 2015 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of December 31, 2016, we had cash of $375 and we estimate that we will require approximately $93,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,606,174. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into the Income Statement as interest expense over the term of the convertible instrument. As at December 31, 2016 and 2015, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. The convertible debt securities outstanding as at December 31, 2016 and 2015, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

Item 8. Financial Statements AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Strategic Internet Investments, Incorporated

We have audited the accompanying balance sheet of Strategic Internet Investments, Incorporated as of December 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Strategic Internet Investments’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

April 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Strategic Internet Investments, Incorporated

We have audited the accompanying balance sheet of Strategic Internet Investments, Incorporated (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Internet Investments, Incorporated as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 24, 2016

 STRATEGIC INTERNET INVESTMENTS, INCORPORATED

BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31, 2016	December 31, 2015
ASSETS

Current:
Cash	$375	$14,630

TOTAL ASSETS	$375	$14,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$97,987	$84,123
Accounts payable - related parties	23,738	20,727
Accrued interest	16,363	10,106
Accrued interest - related parties	613,205	514,760
Convertible loan payable	50,000	50,000
Loans payable - related parties	385,906	333,751
Convertible notes payable - related parties	418,975	418,975

TOTAL LIABILITIES	1,606,174	1,432,442

Commitments

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value
100,000,000 authorized
40,359,391 (2015: 40,359,391) issued and outstanding	40,359	40,359
Additional paid-in capital	12,156,359	12,156,359
Accumulated deficit	(13,802,715)	(13,614,728)

TOTAL STOCKHOLDERS’ DEFICIT	(1,605,799)	(1,417,812)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$375	$14,630

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2016	2015

General and Administrative Expenses
Accounting and audit fees	$39,412	$38,696
Communications	4,740	-
Consulting fees	-	34,000
Legal fees (recovery)	21,103	(5,003)
Management fees	4,100	53,000
Office and general	1,452	6,937
Regulatory fees	10,507	11,749
Rent	-	5,826
Transfer agent fees	1,950	1,890

Operating loss	(83,264)	(147,095)

Other income and expense
Interest	(104,702)	(94,587)
Gain (loss) on foreign exchange	(21)	12,764

Net loss for the year	$(187,987)	$(228,918)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	40,359,391	39,223,775

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2016	2015
Operating Activities
Net loss for the period	$(187,987)	$(228,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of payables	-	-
Unrealized foreign exchange gain	567	(3,975)
Changes in non-cash item:
Accounts payable	13,864	4,681
Accounts payable – related party	3,011	(69,745)
Accrued interest	6,257	5,707
Accrued interest – related party	98,445	88,880

Net cash used in operating activities	(65,843)	(203,370)

Financing Activities
Proceeds from issuance of common stock	-	240,000
Proceeds from related party advances	51,588	-
Payments on related party loans	-	(23,324)

Net cash provided by financing activities	51,588	216,676

Increase (decrease) in cash during the period	(14,255)	13,306

Cash, beginning of the period	14,630	1,324

Cash, end of the period	$375	$14,630

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-
Cash paid for Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

(Expressed in U.S. Dollars)

	Class A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Stock	Par Value	Stock	Par Value	Capital	Deficit	Total

Balances, December 31, 2014	198,000	$ 198	36,859,391	$ 36,859	$ 11,919,859	$ (13,385,810)	$ (1,428,894)
Issuance of stock for cash	-	-	3,500,000	3,500	236,500	-	240,000
Net loss	-	-	-	-	-	(228,918)	(228,918)

Balances, December 31, 2015	198,000	$ 198	40,359,391	$ 40,359	$ 12,156,359	$ (13,614,728)	$ (1,417,812)
Net loss	-	-	-	-	-	(187,987)	(187,987)

Balances, December 31, 2016	198,000	$ 198	40,359,391	$ 40,359	$ 12,156,359	$ (13,802,715)	$ (1,605,799)

The accompanying notes are an integral part of the financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2016, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,802,715 since its inception, has a working capital deficiency of $1,605,799 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $93,000 over the twelve months ended December 31, 2017 to continue operations and estimates it will accrue interest expenses of $108,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,606,174. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2016 and 2015 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or related party advances. Management plans to continue to provide for its capital needs during the year ended December 31, 2017, by issuing equity securities and/or related party advances.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At December 31, 2016, the Company had 18,862,588 (2015 – 18,862,588) common share equivalents in respect to convertible preferred shares, stock options, and convertible debt. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

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

December 31, 2016 and 2015

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

The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

▪	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;
▪	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and
▪	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2016 and 2015.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As of December 31, 2016 and 2015, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature. For the convertible debt securities outstanding as at December 31, 2016 and 2015, the embedded conversion features met the exemption criteria to be classified as equity instruments. The conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2016. The reclassifications have no impact on net loss.

2.	Convertible loan payable

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of December 31, 2016 and 2015, $16,363 and $10,106, respectively, was accrued in interest on the note.

The Company calculated a beneficial conversion feature on the convertible note of $22,826, and this amount was fully amortized to interest expense during the year ended December 31, 2014. Upon conversion of this loan, which triggers the issuance of the warrants, the $42,000 fair value of the warrants will be recognized as an interest expense and credited to additional paid-in capital.

The fair value of the warrants was estimated at the date the convertible note was issued using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of highly subjective assumptions including the expected price volatility.

3.	Loans payable – related parties

	December 31,	December 31,
	2016	2015

a) Loan payable to a company controlled by a director of the Company plus accrued interest of $20,488 (2015 - $17,437). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$ 6,802	$ 6,802

b) Loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	325,521	325,030

c) Loans payable to a company controlled by a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	7,295	1,919

d) Loans payable to a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	46,288	-

Total Loans Payable – related parties	$ 385,906	$ 333,751

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

4.	Convertible notes payable – related parties

	December 31,	December 31,
	2016	2015

a) Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $236,584 (2015 - $198,835), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Upon conversion of this loan, the $73,685 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	$ 163,766	$ 163,766

b) Loan payable to a company controlled by a director of the Company, plus accrued interest of $356,133 (2015 - $298,488), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Upon conversion of this loan, the $113,338 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

Total Convertible Notes Payable – related parties	$ 418,975	$ 418,975

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

5.	Capital Stock

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

No common shares were issued during 2016; during 2015, the Company issued common shares as follows:

a)	On February 13, 2015, the Company issued 1,500,000 common shares for cash proceeds of $80,000.
b)	On June 25, 2015, the Company issued 2,000,000 common shares for cash proceeds of $160,000.

6.	Stock-based Compensation

Stock Option Plan

No options were granted and no compensation expense was recorded during 2015 and 2016.

As at December 31, 2016, the Company had share purchase options outstanding as follows:

Expiration Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	0.79 years	1,200,000
January 16, 2018	$0.12	1.04 years	2,940,000

Total options outstanding		0.97 years	4,140,000

At December 31, 2016 and 2015 all the outstanding share purchase options were exercisable.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

7. Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2016	2015

Interest	$ 98,445	$ 88,880
Management fees	4,100	53,000

Total related party transactions	$ 102,545	$ 141,880

At December 31, 2016, accounts payable includes $8,211 (2015 - $5,200) due to two directors, a former director, and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2016, accounts payable also includes $15,527 (2015 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”). As remuneration for the management services, the Company agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $3,000 (2015 - $4,000).

See footnote 9 for other related party transactions for Skytower and Marriot.

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2016 and 2015 are presented below:
	December 31,
	2016	2015

Net tax operating loss carryforwards	$2,369,000	$2,303,000
Valuation allowance for deferred tax asset	(2,369,000)	(2,303,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2015, the Company has estimated accumulated net operating losses of approximately $6,768,000 (2015 - $6,580,000) which may be carried forward to reduce taxation income in future years. The non-operating losses expire from 2018 to 2034.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

9.	Committments

Skytower:

On August 9, 2016, SIII entered into a Securities Purchase Agreement (the “Kayu Agreement”) to acquire 60% of the issued capital stock Kayu Tekstil Sanayi Ve Ticaret Limited Sirketi (“Kayu”), a Turkish company, from Najibi Investment Trading FZC (hereinafter “Najibi”), G7 Entertainment Incorporated, (hereinafter “G7”), Royaltun General Trading LLC., (hereinafter “Royaltun”), and Soha Investment Inc., (hereinafter “Soha) (jointly hereinafter the “Shareholders”). In consideration for the Kayu shares, the Company agreed to issue convertible debentures in the amount of $30,205,939 to the Shareholders of Kayu. This is a related party transaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the Shareholders. Kayu has an agreement to acquire the Skytower Hotel Atayol in Akcakoca, Turkey (the “Skytower Property”), subject to the successful discharge of a debt on the Skytower Property and the transfer of title to Kayu.
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

Marriott:

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

On October 14, 2016, the Company and the Shareholders mutually agreed to terminate their agreements and cancel the associated convertible debentures. At the same time, the Company and the Shareholders entered into new agreements to acquire 50% of the issued capital stock of Par-San. In consideration for the Par-San shares, the Company agreed to issue convertible debentures in the amount of $47,400,000 to the Shareholders. This is a related partytransaction as Mr. Abbas Salih is a Director and Officer, as well as the controlling shareholder, of SIII and has an ownership interest in and/or control of the Shareholders. The closing the new agreement is subject to certain conditions, which have not yet been met. The Company has the right to terminate the new agreements and cancel the associated debentures if the closing conditions are not met in a reasonable amount of time.

The closing of the new agreement is subject to certain conditions, which have not yet been met. The Company has the right to terminate the new agreements and cancel the associated debentures if the closing conditions are not met in a reasonable amount of time.

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Expressed in U.S. Dollars)

10.	Subsequent Events

The Company was advanced CDN $5,330 (approximately US $4,000) by a director to pay certain service providers. The advance is unsecured, non-interest bearing and repayable on demand.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 29, 2016, MaloneBailey, LLP, resigned as the Company’s independent accountant. MaloneBailey’s resignation was not the result of a disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MaloneBailey would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

In its audit reports for the past two fiscal years, MaloneBailey expressed doubt about the Company’s ability to continue as a going concern.

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2016, including the remedial actions discussed below, and we have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2016.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2016, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2016, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;
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
c)	Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management has corrected material errors, if any, prior to the release of our company’s December 31, 2016 financial statements.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies when they are reasonable and cost-effective. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report. Such remediation activities include the following:

•	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name and position	Age	Term	Business experience during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	70	March 7, 2001 to Present	Director and officer of the Company.	None

Fred Schultz Director	57	August 20, 2012 to Present	Director of the Company, and independent businessman	None

Dr. Ralf Zabel Director Vice-president - International Business Development and Operations	56	January 18, 2016 to Present September 18, 2008 to Present	Director and Officer of the Company, and independent businessman	None

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

Board of Directors

The Board, at present, is composed of three directors whom are executive officers of the Company. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not independent. Dr. Ralf Zabel, by reason of his being Vice-president - International Business Development and Operations, is not independent. Mr. Fred Schultz is not considered to be an independent director. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to interfere with the director’s ability to objectively assess the performance of management.

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

Item 11. Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2016; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2016 and 2015, are set out in the summary compensation table.

Summary compensation table (aside from what is set out below, there is no other compensation to the individuals in respect of 2016 and 2015):

		Option	Share Awards(2)
Name	Year	Awards(1)	and Other (3)	Total

Abbas Salih, CEO, CFO, Director	2016	$ Nil	$ 1,100	$ 1,100
	2015	$ Nil	$ 49,000	$ 49,000

Fred Schultz, Director	2016	$ Nil	$ 3,000	$ 3,000
	2015	$ Nil	$ 4,000	$ 4,000

Dr. Ralf Zabel, Director, Vice-president - International Business Development and Operations	2016	$ Nil	$ Nil	$ Nil
	2015	$ Nil	$ Nil	$ Nil

(1)	The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors, please review Notes 1 and 4 to the financial statements for the year ended December 31, 2016. No options were granted during the 2016 year.

(2)	The amount of Share Awards is the fair value of common shares issued as remuneration to the named executive officers plus common shares issued as remuneration. For a description of the methodology and assumptions used in valuing the share awards granted to our named executive officers and directors, please review Notes 1 and 4 to the financial statements for the year ended December 31, 2016. No Share Awards were granted during the 2016 year.

(3)	Other compensation represents the amounts charged by or paid to the named individuals with respect to management fees.

Management Contracts

On August 21, 2012 the Company entered into a Management Services Agreement with a director (the “Director”). As remuneration for the management services, the Company agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $3,000 (2015 - $4,000).

During the fiscal year ended December 31, 2016, directors and officers received management fees as compensation for providing management services to the Company in the amounts as shown above (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

The outstanding equity awards of the named executive officers, for our year ended December 31, 2016, are set out in the following outstanding equity awards table:

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

Aggregated Options Exercised in the Year Ended December 31, 2016 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2016.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2016.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2016, there were 40,359,391 shares of our common stock outstanding. The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

Title of class	Name and address of beneficial owners(1)	Amount and nature of beneficial ownership	Percentage of class(2), (3)

Management
Common stock	Abbas Salih	18,838,044 (indirect) (5)	32%
	Jood Palace Hotel 36-A Street Off Al Rigga Road, PO Box 42211 Deira, Dubai, UAE	3,557,427 (direct) (5)	6%

Common stock	Fred Schultz	640,000 (direct) (6)	1%
	1706 Serrano St.
	Oceanside, CA 92054

Common stock	Ralf Zabel	160,000 (direct) (7)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany
Management total		23,195,471	41%

Beneficial owners
Common stock	Ralph Shearing(8)	8,727,354 (indirect) (4)	15%
	450-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	John Martin Stewart Phillips	3,500,000 (direct)	6%
	Mahe, Penrhiw Pistyll Lane New Quay, Ceredigion Wales, UK

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	The percentage of class is based on 40,359,391 shares of common stock issued and outstanding as of December 31, 2016, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2016.
(3)	* Less than 1%
(4)	The beneficial owner has the right to acquire 1,440,000 shares through the exercise of stock options and 2,320,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(5)	The beneficial owner also has the right to acquire a further 1,200,000 shares through the exercise of stock options and 4,526,436 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(6)	The beneficial owner has the right to acquire 320,000 shares through the exercise of stock options.
(7)	The beneficial owner has the right to acquire 100,000 shares through the exercise of stock options.
(8)	Mr. Shearing resigned as a director of the Company effective December 4, 2015.

Changes in Control

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the $120,000, except as described below.

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2016	2015

Interest	$ 98,445	$ 88,880
Management fees	4,100	53,000

Total related party transactions	$ 102,545	$ 141,880

At December 31, 2016, accounts payable includes $8,211 (2015 - $5,200) due to two directors, a former director, and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2015, accounts payable also includes $15,527 (2015 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

On August 21, 2012, the Company entered into a Management Services Agreement with a director (the “Director”). As remuneration for the management services, the Company agreed to pay the Director $20 per hour for time spent on the affairs of the Company, pursuant to which the company has paid or accrued management fees of $3,000 (2015 - $4,000).

Director Independence

The Board, at present, is composed of three directors whom are executive officer of the Company. Mr. Fred Schultz is not considered to be an independent director. Mr. Abbas Salih, by reason of his being the President, CEO, and CFO of the Company, is not independent. Dr. Ralf Zabel, by reason of his being Vice-president - International Business Development and Operations, is not independent. In determining whether a director is independent, the Board chiefly considers whether the director has a relationship which could, or could be perceived to, interfere with the director’s ability to objectively assess the performance of management.

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

The board is also responsible for:

•	selecting and assessing members of the Board;
•	choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
•	reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
•	adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
•	ensuring the integrity of our company’s internal control and management information systems;
•	approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
•	reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

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

Item 14.  Principal Accountant Fees and Services

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2016 and 2015 for professional services rendered by Malone Bailey LLP, Certified Public Accountants, and LBB & Associates Ltd., LLP, Certified Public Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$26,500	$24,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$26,500	$24,000

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

The board of directors has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP.

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

Strategic Internet Investments, Incorporated

Date:	April 28, 2017	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director

Date:	April 28, 2017	/s/ Ralf Zabel
Ralf Zabel, Director