Form 10-Q
period 2017-03-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2017-05-19
CIK 53320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

Commission File No. 033-28188

Registrant name:	Strategic Internet Investments, Incorporated

State of incorporation:	Delaware

IRS Employer Identification:	84-1116458

Address of principal executive offices:	Jood Palace Hotel 36-A Street Off Al Rigga Road, Suite 1058 Deira Dubai P.O. Box 42211 UNITED ARAB EMIRATES

Registrant’s telephone number	(971) 50-420-7360

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.	Yes	( X )	No	( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	( X )	No	( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer		( )
Accelerated filer		( )
Non-accelerated filer (Do not check if a smaller reporting company)		( )
Smaller reporting company		( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	( X )	No	( )

Common shares outstanding as of April 30, 2017:	40,359,391

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

FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

BALANCE SHEETS

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current:
Cash	$350	$375

TOTAL ASSETS	$350	$375

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$102,935	$97,987
Accounts payable - related parties	25,738	23,738
Accrued interest	18,000	16,363
Accrued interest - related parties	638,958	613,205
Convertible loan payable	50,000	50,000
Loans payable - related parties	391,321	385,906
Convertible notes payable - related parties	418,975	418,975

TOTAL LIABILITIES	1,645,927	1,606,174

Commitments

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 (2016: 198,000) issued and outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value
100,000,000 authorized
40,359,391 (2016: 40,359,391) issued and outstanding	40,359	40,359
Additional paid-in capital	12,156,359	12,156,359
Accumulated deficit	(13,842,493)	(13,802,715)

TOTAL STOCKHOLDERS’ DEFICIT	(1,645,577)	(1,605,799)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$350	$375

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2017	2016

General and Administrative Expenses
Accounting and audit fees	$7,775	$19,898
Legal fees	-	276
Management fees	2,000	1,000
Office and general	60	157
Regulatory fees	551	2,729
Transfer agent fees	600	375

Operating loss	(10,986)	(24,435)

Other expenses
Interest expense	(27,390)	(25,068)
Loss on foreign exchange	(1,402)	(2,581)

Net loss for the period	$(39,778)	$(52,084)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	40,359,391	40,359,391

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities
Net loss	$(39,778)	$(52,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange loss	899	698
Changes in operating assets and liabilities:
Accounts payable	4,948	5,999
Accounts payable - related parties	2,000	6,310
Accrued interest	1,637	1,498
Accrued interest - related parties	25,753	23,570

Net cash used in operating activities	(4,541)	(14,009)

Financing Activities
Proceeds from related party advances	4,516	-

Net cash provided by financing activities	4,516	-

Change in cash during the period	(25)	(14,009)

Cash, beginning of the period	375	14,630

Cash, end of the period	$350	$621

Supplementary disclosure of cash flows:
Expenses paid by related party on behalf of the Company	$-	$5,300
Cash paid for Interest	$-	$-
Cash paid for Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2016 included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

The results of operations for the period ended March 31, 2017 are not indicative of the results that may be expected for the full year.

2.	Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2017, the Company had not yet achieved profitable operations, has an accumulated deficit of $13,842,493 since its inception, has a working capital deficiency of $1,645,577 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $93,000 over the twelve months ended March 31, 2018 to continue operations as well as the Company estimates it will accrue related interest expenses of $108,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,645,927. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended March 31, 2018, by issuing equity securities and/or related party advances.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

3.	Convertible Loan Payable

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. Accrued in interest on the note at March 31, 2017 was $18,000 (December 31, 2016: $16,363).

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

4.	Loans payable – related parties

	March 31,	December 31,
	2017	2016

a) Loan payable to a company controlled by a director of the Company plus accrued interest of $21,295 (2016 - $20,488). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$ 6,802	$ 6,802

b) Loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	325,664	325,521

c) Loans payable to a company controlled by a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	7,342	7,295

d) Loans payable to a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	51,513	46,288

Total Loans Payable – related parties	$ 391,321	$ 385,906

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

5.	Convertible Loans Payable – related parties

	March 31,	December 31,
	2017	2016

a) Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $246,456 (2016 - $236,584), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Upon conversion of this loan, the $73,685 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	$ 163,766	$ 163,766

b) Loan payable to a company controlled by a director of the Company, plus accrued interest of $371,207 (2016 - $356,133), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Upon conversion of this loan, the $113,338 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

Total Convertible Notes Payable – related parties	$ 418,975	$ 418,975

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

6.	Equity

During the three months ended March 31, 2017, and the year ended December 31, 2016, the Company did not issue any common shares.

7.	Stock-based Compensation

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

No options were granted and no compensation expense was recorded during the periods ended March 31, 2017 and 2016.

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

As at March 31, 2017, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	0.54 years	1,200,000
January 16, 2018	$0.12	0.80 years	2,940,000

Total options outstanding		0.72 years	4,140,000

At March 31, 2017, all the outstanding share purchase options were exercisable.

8.	Related Party Transactions

At March 31, 2017, accounts payable includes $25,738 due to a director, to a former director, and a company controlled by a director of the Company, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At March 31, 2017, accrued interest includes $638,958 due to companies controlled by a director and a former director of the Company.

During the period ended March 31, 2017, the Company paid or accrued management fees of $2,000 to a director.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

9.	Commitments

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

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

10.	Subsequent Events

Subsequent to March 31, 2017, the Company was advanced $9,745 by a director to pay certain service providers. The advance is unsecured, non-interest bearing and repayable on demand.

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

The Company is in the development stage, accordingly certain matters discussed herein are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured.

Plan of Operation

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2017 and 2018 fiscal years.

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
$93,000

The Company also estimates it will continue to accrue interest expense of $108,000 over the next 12 months on loans due to related parties. It is not anticipated the related party interest will be paid in cash during 2017, and therefore related party interest has been excluded from the above list of cash expenses.

The Company has not yet determined a cash operating budget for the Skytower or Marriott hotel properties.

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,645,927. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any progress in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

Three Months ended March 31, 2017 and 2016

During the quarter ended March 31, 2017, the Company incurred general and administrative expenses totaling $39,778 compared to $52,084 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the three month period ended March 31, 2017 when compared to the three month period ended March 31, 2016 was primarily due to:

a)	Accounting fees decreased $1,123 and audit fees decreased $11,000.
b)	Management fees relate to a director engaged in October 2012 to provide general management and administrative services. This director was remunerated by fees of $20 per hour for time spent directly managing the Company’s affairs; he charged the Company $2,000 in the three month period ending March 31, 2017 and $1,000 in the three month period ending March 31, 2016.

c)	Regulatory fees relate to charges by EDGAR (USA) and SEDAR (Canada) regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. Regulatory fees for the 2016 period was $538 higher because in 2017 the Company is no longer required to make regulatory filings in Canada. And in 2016 the Company’s annual 10-K report was filed, and a $1,739 fee incurred in the 2016 Q1 period, while in 2017 the 10-K was not filed until the Q2 period.

d)	The transfer agent fees increased by $225 due to an increase in the transfer agent’s rates.
e)	Interest on loans increased by $2,322; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

Liquidity and Capital Resources

As of March 31, 2017, the Company had total current assets of $350 and total liabilities of $1,645,927. The Company had cash of $350 and a working capital deficiency of $1,645,577 as of March 31, 2017 compared to cash on hand of $375 and a working capital deficiency of $1,605,799, for the year ended December 31, 2016. We anticipate that we will incur approximately $93,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. The Company has not yet determined a cash operating budget for the potential transaction for the Marriott and/or the Skytower properties.

In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,645,927. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended March 31, 2017 was $4,541 as compared to cash used by operating activities for the same period in 2016 of $14,009.  The decrease in cash used in operating activities was primarily due to a $11,000 reduction in audit fees in the 2017 period, whereas there was no similar reduction in the 2016 period. Cash used in operating activities also decreased due to decreases in regulatory fees, partially offset by increases in management fees, other general expenses.

The Company has the following loans outstanding as of March 31, 2017:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $21,295. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $325,664 are payable to a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $7,342 are payable to a company controlled by a former director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $51,513 are payable to a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $246,456 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $371,207 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of March 31, 2017, $18,000 was accrued in interest on the note.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2017, we had cash of $350 and we estimate that we will require approximately $93,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,645,927. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 2 of our March 31, 2017 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of March 31, 2017, we had cash of $350 and we estimate that we will require approximately $93,000 to fund our business operations over the next twelve months. The Company has not yet determined a cash operating budget for the Marriott or the Skytower hotel properties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,645,927. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2017, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

There were no changes in our internal control over financial reporting during the period ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003, the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At March 31, 2017, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of March 31, 2017. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006, the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a former Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At March 31, 2017, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of March 31, 2017. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended March 31, 2017.

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

Strategic Internet Investments, Incorporated

Date:	May 18, 2017	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director