Form 10-Q
period 2017-09-30
STRATEGIC INTERNET INVESTMENTS INC
filed 2017-11-22
CIK 53320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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
Yes  [X]   No  [  ]

Common shares outstanding as of Oct 31, 2017: 40,359,391

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

1. Financial Statements

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

FINANCIAL STATEMENTS

September 30, 2017

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current:
Cash	$323	$375

TOTAL ASSETS	$323	$375

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$141,004	$97,987
Accounts payable - related parties	80,237	23,738
Accrued interest	21,452	16,363
Accrued interest - related parties	693,299	613,205
Convertible loan payable	50,000	50,000
Loans payable - related parties	421,481	385,906
Convertible notes payable - related parties	418,975	418,975

TOTAL LIABILITIES	1,826,448	1,606,174

Commitments

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized
198,000 (2016: 198,000) issued and outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding	—	—
Common stock, $0.001 par value
100,000,000 authorized
40,359,391 (2016: 40,359,391) issued and outstanding	40,359	40,359
Additional paid-in capital	12,156,359	12,156,359
Accumulated deficit	(14,023,041)	(13,802,715)

TOTAL STOCKHOLDERS’ DEFICIT	(1,826,125)	(1,605,799)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$323	$375

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

General and Administrative Expenses
Accounting and audit fees	$5,792	$6,162	$24,500	$31,731
Communications	—	4,740	—	4,740
Legal fees	8,475	15,393	44,781	15,866
Management fees	8,500	2,100	56,500	4,100
Office and general	102	786	337	986
Regulatory fees	1,500	1,101	5,821	5,562
Transfer agent fees	600	600	1,800	1,350

Operating loss	(24,969)	(30,882)	(133,739)	(64,335)

Other income and expense
Interest expense	(29,412)	(26,631)	(85,183)	(77,396)
Gain (loss) on foreign exchange	(2,024)	825	(1,404)	(2,361)

Net loss	$(56,405)	$(56,688)	$(220,326)	$(144,092)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	40,359,391	40,359,391	40,359,391	40,359,391

	Nine months ended September 30,
	2017	2016
Operating Activities
Net loss	$(220,326)	$(144,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange (gain) loss	(828)	1,011
Changes in operating assets and liabilities:
Accounts payable	43,017	16,807
Accounts payable - related parties	56,499	3,010
Accrued interest	5,089	4,626
Accrued interest - related parties	80,094	72,770

Net cash used in operating activities	(36,455)	(45,868)

Financing Activities
Proceeds from related party advances	36,403	31,322

Net cash provided by financing activities	36,403	31,322

Change in cash during the period	(52)	(14,546)

Cash, beginning of the period	375	14,630

Cash, end of the period	$323	$84

Supplementary disclosure of cash flows:
Cash paid for Interest	$—	$—
Cash paid for Taxes	$—	$—

1.	Basis of Presentation

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

The results of operations for the period ended September 30, 2017 are not indicative of the results that may be expected for the full year.

2.	Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2017, the Company had not yet achieved profitable operations, has an accumulated deficit of $14,023,041 since its inception, has a working capital deficiency of $1,826,125 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $93,000 over the twelve months ended September 30, 2018 to continue operations as well as the Company estimates it will accrue related interest expenses of $108,000 over the next 12 months on loans due to related parties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,826,448. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the twelve months ended September 30, 2018, by issuing equity securities and/or related party advances.

3.	Convertible Loan Payable

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. Accrued in interest on the note at September 30, 2017 was $21,452 (December 31, 2016: $16,363).

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

4.	Loans payable – related parties

	September 30,	December 31,
	2017	2016

a) Loan payable to a company controlled by a director of the Company plus accrued interest of $23,011 (2016 - $20,488). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$ 6,802	$ 6,802

b) Loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	326,735	325,521

c) Loans payable to a company controlled by a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	7,694	7,295

d) Loans payable to a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	80,250	46,288

Total Loans Payable – related parties	$ 421,481	$ 385,906

5.	Convertible Loans Payable – related parties

	September 30,	December 31,
	2017	2016

a) Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $267,281 (2016 - $236,584), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Upon conversion of this loan, the $73,685 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	$ 163,766	$ 163,766

b) Loan payable to a company controlled by a director of the Company, plus accrued interest of $403,007 (2016 - $356,133), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Upon conversion of this loan, the $113,338 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

Total Convertible Notes Payable – related parties	$ 418,975	$ 418,975

6.	Equity

During the nine months ended September 30, 2017, and the year ended December 31, 2016, the Company did not issue any common shares.

7.	Stock-based Compensation

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

No options were granted and no compensation expense was recorded during the periods ended September 30, 2017 and 2016.

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

As at September 30, 2017, the Company had share purchase options outstanding as follows:

Expiry Date	Exercise Price	Remaining Contractual Life	Number of Options

October 15, 2017	$0.10	0.04 years	1,200,000
January 16, 2018	$0.12	0.30 years	2,940,000

Total options outstanding		0.22 years	4,140,000

At September 30, 2017, all the outstanding share purchase options were exercisable. The October 15, 2017 share purchase options expired without being exercised.

8.	Related Party Transactions

At September 30, 2017, accounts payable includes $80,737 due to a director, to a former director, and a company controlled by a director of the Company, in respect of unpaid management fees, expenses incurred on behalf of the Company, and operating costs paid on behalf of the Company.

At September 30, 2017, accrued interest includes $693,299 due to companies controlled by a director and a former director of the Company.

During the period ended September 30, 2017, the Company paid or accrued management fees of $56,500 to two directors.

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

All of the above mentioned convertible debentures have the following terms:

a)	Non-interest bearing.
b)	Mature on December 31, 2021 (the “Maturity Date”).
c)	At any time prior to the Maturity Date, the convertible debenture holder may convert the debenture into common stock of the Company at a price of $1.00 per share.
d)	The convertible debenture will automatically convert into common stock upon the closing price of the Company’s common stock closing above $1.00 per share for 20 consecutive trading days.

The Company has not yet determined the accounting treatment for the above mentioned series of transactions.

10.	Subsequent Events

Subsequent to September 30, 2017, the Company was advanced $4,050 by a director to pay certain service providers. The advance is unsecured, non-interest bearing and repayable on demand.

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

To date we have funded our operations primarily with loans from shareholders and issue new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,826,448. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the Company’s operations.

Any progress in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

Results of Operations

Three Months ended September 30, 2017 and 2016

During the quarter ended September 30, 2017, the Company incurred general and administrative expenses totaling $24,969 compared to $30,882 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the three month period ended September 30, 2017 when compared to the three month period ended September 30, 2016 was primarily due to:

a)	Accounting fees decreased $370. This was due to minimal changes in our business activities.

b)	Legal fees decreased $6,918 due to legal fees for services rendered relating to the Skytower Property and the Marriott Hotel transactions. (see above “Plan of Operations”)
c)	Management fees relate to a director engaged in to provide general management and administrative services. He charged the Company $1,000 in both of the three month periods ending September 30, 2017 and 2016.

In addition, the Company agreed to pay another director an ongoing monthly management fee of $2,500 per month. There were no similar charges in the comparative 2016 period.

In the 2016 period, the Company also paid another director a periodic management fee of $1,100; there was no similar amount paid in the comparative 2017 period.

d)	Regulatory fees relate to charges by EDGAR (USA) regulatory filing service providers for making submissions to the regulatory authorities. Regulatory fees for the 2017 period was $399 higher due to an increase in the fees charged by the service provider.

e)	Interest on loans increased by $2,781; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Funding for operating activities was provided by non-interest bearing advances from a related party.

Nine Months ended September 30, 2017 and 2016

During the quarter ended September 30, 2017, the Company incurred general and administrative expenses totaling $133,739 compared to $64,335 during the same period of the previous year.

The volume of transactions and business activities has changed little compared to the prior year. The significant changes in our expenses for the nine month period ended September 30, 2017 when compared to the nine month period ended September 30, 2016 was primarily due to:

a)	Accounting and audit fees decreased $7,231. This was due to minimal changes in our business activities.
b)	In the 2016 period the Company incurred $4,740 in connection with several news releases issued relating to the Skytower Property and the Marriott Hotel transactions. There were no similar news releases in the 2017 period. (see above “Plan of Operations”)

c)	Legal fees increased $28,915 due to accrued legal fees for services rendered in connection with the Marriott hotel transaction. (see above “Plan of Operations”)
d)	Management fees relate to a director engaged to provide general management and administrative services. This director was remunerated for managing the Company’s affairs; he charged the Company $4,000 in the nine month periods ending September 30, 2017 and $3,000 in the comparative 2016 period.

In addition, the Company granted a director a one time management bonus of $37,500 in recognition of his services to the Company in advancing its business activities. The Company also agreed to pay the director an ongoing monthly management fee of $2,500 per month effective April 1, 2017. There were no similar charges in the comparative 2016 period.

In the 2016 period, the Company also paid another director a periodic management fee of $1,100; there was no similar amount paid in the comparative 2017 period.

e)	Regulatory fees relate to charges by EDGAR (USA) and SEDAR (Canada) regulatory filing service providers for making submissions to the regulatory authorities, as well as fees paid to the regulators themselves. Regulatory fees for the 2016 period was $1,098 higher because in 2017 the Company is no longer required to make regulatory filings in Canada. However this savings was partially offset by higher EDGAR filing fees in 2017, resulting in a net increase of $260.

f)	The transfer agent fees increased by $450 due to an increase in the transfer agent’s rates.
g)	Interest on loans increased by $7,787; this is attributed to the compounding effect of the quarterly interest calculation as the Company has not been making any payments on these debts.

Liquidity and Capital Resources

As of September 30, 2017, the Company had total current assets of $323 and total liabilities of $1,826,448. The Company had cash of $323 and a working capital deficiency of $1,826,125 as of September 30, 2017 compared to cash on hand of $375 and a working capital deficiency of $1,605,799, for the year ended December 31, 2016. We anticipate that we will incur approximately $93,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. The Company has not yet determined a cash operating budget for the potential transaction for the Marriott and/or the Skytower properties.

In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,826,448. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing in order to continue our planned business activities.

Cash used in operating activities for the period ended September 30, 2017 was $36,455 as compared to cash used by operating activities for the same period in 2016 of $45,868.  The decrease in cash used in operating activities was primarily due the increase in accounts payable.

On July 1, 2017, the Company agreed to issue 1,680,000 restricted common shares at $0.05 per share, for a total consideration of $84,000, as partial settlement of debts due to a director of the Company, in respect of unpaid management fees payable totaling $45,000, plus $39,000 of loans payable. These shares have not yet been issued.

The Company has the following loans outstanding as of September 30, 2017:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $23,011. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $326,735 are payable to a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $7,694 are payable to a company controlled by a former director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $80,250 are payable to a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $267,281 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $403,007 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of September 30, 2017, $21,452 was accrued in interest on the note.

Going Concern

The unaudited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2017, we had cash of $323 and we estimate that we will require approximately $93,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totalling $1,826,448. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the Note 2 of our September 30, 2017 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of September 30, 2017, we had cash of $323 and we estimate that we will require approximately $93,000 to fund our business operations over the next twelve months. The Company has not yet determined a cash operating budget for the Marriott or the Skytower hotel properties. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,826,448. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2017, our disclosure controls and procedures were ineffective. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

There were no changes in our internal control over financial reporting during the period ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003, the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At September 30, 2017, the Star Leisure loan principal was $255,209. The loan principal is convertible into 4,526,436 units at conversion price ranging from $0.05 to $0.12 as set at the time the principal was borrowed. Star Leisure has not converted any part of the principal sums advanced into units as of September 30, 2017. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006, the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a former Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At September 30, 2017, the CMB loan principal was $163,766. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23. CMB has not converted any part of the principal sums advanced into units as of September 30, 2017. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the period ended September 30, 2017.

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

Strategic Internet Investments, Incorporated

Date:	November 22, 2017	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director