Form 10-K
period 2017-12-31
STRATEGIC INTERNET INVESTMENTS INC
filed 2018-04-18
CIK 53320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,210,781.73 based on a price of $0.03 per share, being the price the common equity last sold on June 21, 2017 as quoted on the OTC Bulletin Board.

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
Yes ☐ No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 40,359,391 common shares issued and outstanding as of April 13, 2018.

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

The Company has been devoting its business efforts to real estate development projects located in Europe and the Middle East. The Company will continue to explore new investment opportunities, including real estate development projects, during its 2018 fiscal year.

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

In October 2017, the Company and the Investors agreed to further amend the New SPA’s and New Debentures mentioned above, and entered into a Subscription Agreement whereby they agreed to the issuance of Convertible Bonds in the principal amount of $60,000,000, as further described below.

On October 25, 2017, Strategic entered into a Subscription Agreement (the “Subscription Agreement”) with Najibi Investment Trading FZC (“Najibi”), pursuant to which Najibi agreed to purchase $60 million at 12% interest. Convertible Bonds due 2022 issued by the Company (the “Bonds”). The Subscription Agreement was entered into pursuant to the purchase of 50.1% of the stock of Parsan Turizm.

The Subscription Agreement provides that the Bonds were issued to Najibi on a deferred payment basis. Within 21 business days, Najibi must transfer 50% of the shares of Parsan Turizm (valued at $20.7 million) to the Company and pay to the Company $39,300,000, of which approximately $23.7 million will be used to pay the mortgage on the Marriott, and the remaining approximately $15.6 million will be paid to the Company as working capital.

The Bonds have the following terms:

  12% interest due on October 25th of each year until maturity
  Principal due October 25, 2022
  Bonds may be converted into common stock of the Company at the rate of $1.00 per share at the election of the holder
  Bonds may be redeemed in whole (but not in part) at any time
  A holder may require the Company to redeem all (but not part) of all of such holder’s Bonds upon a change of control of the Company

In preparation for Closing, the Company has executed the Bonds; however, they are not binding obligations of the Company until all closing conditions are satisfied or waived by the Company.

Najibi is a related party to our Chief Executive Officer and Director, Abbas Salih, as a result of Mr. Salih’s ownership interest in and/or control of Najibi. It is contemplated that Najibi will either transfer part of the Bonds or the sales proceeds therefrom to G7 Entertainment Incorporated, SOHA Investment & Partners, and Royaltun General Trading L.L.C., pursuant to the Securities Purchase Agreements entered into on August 30, 2016 among the Company and those parties. G7 Entertainment Incorporated, SOHA Investment & Partners, and Royaltun General Trading L.L.C. are also related parties to Mr. Salih due to Mr. Salih’s ownership interest in and/or control of these entities.

The Company also intends to purchase 0.1% of the stock of Parsan Turizm from one or more of Parsan Turizm’s current shareholders.

The Company is working diligently toward closing of the purchase of the Parsan Turizm and intends to close the transactions as soon as possible.

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

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

The Company's common shares are quoted and traded on the US OTC Bulletin Board under the symbol "SIII". The range of high and low bid quotations for each quarter within the last two fiscal years, as reported by OTC Markets (www.otcmarkets.com), was as follows:

Year	Period	High	Low

2017	First quarter	$0.08	$0.03
	Second quarter	$0.05	$0.03
	Third quarter	$0.06	$0.03
	Fourth quarter	$0.03	$0.03

2016	First quarter	$0.15	$0.07
	Second quarter	$0.10	$0.04
	Third quarter	$0.10	$0.03
	Fourth quarter	$0.09	$0.03

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders of our Common Stock

As of December 31, 2017, we have approximately 140 registered stockholders and 40,359,391 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance.

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	2,940,000	$0.12	3,113,909

Total	2,940,000	$0.12	3,113,909

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

Under the plan directors, employees and consultants may be granted incentive stock options to purchase common stock of the Company at a price of not less than 100% of the fair market value of the stock. The total number of shares awarded under the plan must not exceed 15% of the outstanding common stock of the Company. Certain changes in the capital structure of the Company, such as a stock split or stock dividend, may result in an appropriate adjustment to the number and/or the price of shares issuable under the plan. The plan expired on July 1, 2017.

Sales of Securities Without Registration Under the Securities Act of 1933

On August 10, 2003, the Company entered into a Convertible Loan Facility Agreement with Star Leisure & Entertainment Inc. (“Star Leisure”), a company controlled by a Director and Officer of Strategic, whereby the Company would, from time to time, borrow operating funds from Star Leisure, at an interest rate of 10%, repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. On August 31, 2008 the Company entered into agreements to transfer previous advances and accrued interest to convertible loans under the Convertible Loan Facility Agreement. At December 31, 2017, the Star Leisure loan principal was $255,209 and had accrued interest of $419,598. The loan principal is convertible into 4,526,436 units at conversion prices ranging from $0.05 to $0.12 as set at the time the principal was borrowed. At December 31, 2017, Star Leisure has not converted any part of the principal sums advanced into units. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

On May 5, 2006, the Company entered into a Convertible Loan Facility Agreement with CMB Investments Ltd. (“CMB”), a company controlled by a Director of Strategic, whereby the Company would, from time to time, borrow operating funds from CMB, at an interest rate of ten percent (10%), repayable on demand. The lender has the right to convert all or part of the principal sum into units at a conversion rate which is calculated at a discount to the average closing market price for ten days preceding a loan advance. Each unit consists of one common share of the Company and one share purchase warrant, expiring 2 years from the conversion date, exercisable at the applicable conversion rate. At December 31, 2017, the CMB loan principal was $163,766 and had accrued interest of $278,146. The loan principal is convertible into 2,320,858 units. Conversion of this loan and associated warrants to equity will be at a price ranging from $0.05 to $0.23 as set at the time the principal was borrowed. At December 31, 2017, CMB has not converted any part of the principal sums advanced into units. This transaction is with an offshore non-U.S. person; accordingly, these securities are exempt from registration pursuant to Regulation S.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2017.

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

Our estimated cash expenses over the next twelve months are as follows:

Accounting, audit, and legal fees	$73,000
General and administrative expenses	1,000
Interest	8,000
Regulatory and transfer agent fees	10,000
$92,000

The Company also estimates it will continue to accrue interest expense of $119,000 over the next 12 months on loans due to related parties and management fees of $34,000 to related parties. It is not anticipated the related party interest and management fees will be paid in cash during 2018, and therefore interest has been excluded from the above list of cash expenses.

To date the Company has funded its operations primarily with loans from shareholders and issuance of new equity. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,869,229. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the Company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations.

Any advance in the real estate development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Percentage Increase (Decrease)
Revenue	-	-	-
Expenses	$ (146,819)	$ (83,264)	76%
Other Income (Expense)	$ (116,537)	$ (104,723)	11%
Net Loss	$ (263,356)	$ (187,987)	40%

Revenues

We have had no operating revenues for the years ended December 31, 2017 and 2016. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

The components of our general and administrative expenses for the years ended December 31 are outlined in the table below:

	2017	2016	Percentage Increase (Decrease)

General and Administrative Expenses
Accounting and audit	$26,269	$39,412	(33%)
Communications	-	4,740	(100%)
Legal fees	44,998	21,103	113%
Management fees	65,000	4,100	1,485%
Office and general	560	1,452	(61%)
Regulatory fees	7,592	10,507	(28%)
Transfer agent fees	2,400	1,950	23%

Total Operating Expenses	$(146,819)	$(83,264)	76%

During the year ended December 31, 2017, the Company incurred general and administrative expenses totaling $146,817 compared to $83,264 in the previous year.

The significant changes in our expenses for the year ended December 31, 2017 when compared to the year ended December 31, 2016 was primarily due to:

a)	Accounting and audit fees decreased $13,143. This was due to minimal changes in our business activities.
b)	Communications expenses decreased $4,740 in the 2017 period compared to the 2016 period. This is due to several news releases issued by the Company in 2016, while no news released were issued in 2017.
c)	Legal fees include attorney and para-legal services. In the 2017 year, legal fees increased due to various legal services related to the Skytower Property, and Marriott agreements as described above.
d)	Management fees relate to a director engaged to provide general management and administrative services. This director was remunerated for managing the Company’s affairs; he charged the Company $5,000 year ending December 31, 2017 and $3,000 in the comparative 2016 period.

In addition, the Company granted another director a one-time management bonus of $37,500 in recognition of his services to the Company in advancing its business activities. The Company also agreed to pay the director an ongoing monthly management fee of $2,500 per month effective April 1, 2017. There were no similar charges in the comparative 2016 period.

In addition, in January 2013, the Company agreed to pay another director/officer a periodic management stipend. During the period ended December 31, 2016 this director was paid $1,100; there were no similar payments in the comparative 2017 period.

e)	Office and general expense relates to administrative costs including bank charges. These expenses decreased $892 in 2017.
f)	Regulatory fees for the 2017 period were $2,915 lower primarily due to the Company no longer having to file financial reports in Canada, offset by some higher fees charged for regulatory filings in the USA. Also in 2016 the Company incurred a one-time regulatory fee of $2,500 for obtaining a ISIN securities registration number.

g)	Transfer agent fees increased $450 due to a rate increase by the service provider.

Funding for operating and investing activities was provided by both non-interest and interest bearing advances and loans from related parties, including directors of the Company, and companies controlled by these directors; plus loans and equity investments from third parties.

LIQUIDITY AND WORKING CAPITAL

As of December 31, 2017, the Company had total current assets of $74 and total liabilities of $1,869,229. The Company had cash of $74 and a working capital deficiency of $1,869,155 as of December 31, 2017 compared to cash on hand of $375 and a working capital deficiency of $1,605,799 as of December 31, 2016. We anticipate that we will incur approximately $92,000 for cash operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,869,229. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes. Accordingly, we will need to obtain additional financing to continue our planned business activities.

Cash used in operating activities for the year ended December 31, 2017 was $54,594 compared to cash used by operating activities for the same period in 2016 of $65,843.  The decrease in cash used in operating activities was primarily due to decrease in cash expenses for accounting and audit fees, office, and regulatory fees. These expense decreases were partially offset by an increase in legal fees.

The Company has the following loans outstanding as of December 31, 2017:

A $6,802 loan is payable to a company controlled by a director of the Company plus accrued interest of $23,912. This loan is unsecured, bearing interest at 12% per annum and is repayable on demand.

Loans totaling $326,735 are payable to a company controlled by a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $7,694 are payable to a company controlled by a former director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

Loans totaling $98,017 are payable to a director of the Company. These loans are unsecured, non-interest bearing, and repayable upon demand.

A $163,766 loan is payable to a company controlled by a former director of the Company, plus accrued interest payable of $278,145 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $163,766 may be converted into 2,320,858 units. Conversion of these loans and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.23.

A $255,209 loan is payable to a company controlled by a director of the Company, plus accrued interest of $419,598 pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. The principal sum of $255,209 may be converted into 4,526,436 units. Conversion of this loan and resulting associated warrants to equity will be based on the conversion price set at the time the principal amount was drawn ranging from $0.05 to $0.12.

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of December 31, 2017, $23,252 was accrued in interest on the note.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any cash dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2017, we had cash of $74 and we estimate that we will require approximately $92,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,869,229. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes.

Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations subsequent to the year.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2017 and 2016 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of December 31, 2017, we had cash of $74 and we estimate that we will require approximately $92,000 to fund our business operations over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,869,229. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to ASC 470-20 “Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting discount of the convertible instrument is amortized into the Income Statement as interest expense over the term of the convertible instrument. As at December 31, 2017 and 2016, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). The Company first assessed the convertible debt securities to determine if the embedded conversion feature meets the exemption criteria of paragraph 11(a) of ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. The convertible debt securities outstanding as at December 31, 2017 and 2016, the embedded conversion features met the exemption criteria to be classified as equity instruments. Pursuant to ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

Item 8. Financial Statements AND SUPPLEMENTARY DATA.

STRATEGIC INTERNET INVESTMENTS, INCORPORATED

FINANCIAL STATEMENTS

December 31, 2017 and 2016

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Strategic Internet Investments, Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strategic Internet Investments, Incorporated (the Company) as of December 31, 2017 and 2016, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company’s continued losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

We have served as the Company's auditor since 2016.

Houston, Texas
April 13, 2018

	December 31, 2017	December 31, 2016
ASSETS

Current:
Cash	$74	$375

TOTAL ASSETS	$74	$375

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current:
Accounts payable	$127,359	$97,987
Accounts payable - related parties	28,737	23,738
Accrued liabilities - related party	60,000	-
Accrued interest	23,253	16,363
Accrued interest - related parties	721,657	613,205
Convertible loan payable	50,000	50,000
Loans payable - related parties	439,248	385,906
Convertible notes payable - related parties	418,975	418,975

TOTAL LIABILITIES	1,869,229	1,606,174

Commitments

Stockholders’ deficit:
Capital Stock
Class A Convertible Preferred stock, $0.001 par value
10,000,000 authorized, 198,000 outstanding	198	198
Class B Preferred stock, $0.001 par value
10,000,000 authorized, none outstanding	-	-
Common stock, $0.001 par value
100,000,000 authorized
40,359,391 (2016: 40,359,391) issued and outstanding	40,359	40,359
Additional paid-in capital	12,156,359	12,156,359
Accumulated deficit	(14,066,071)	(13,802,715)

TOTAL STOCKHOLDERS’ DEFICIT	(1,869,155)	(1,605,799)

TOTAL STOCKHOLDERS’ DEFICIT AND LIABILITIES	$74	$375

	Years ended December 31,
	2017	2016

General and Administrative Expenses
Accounting and audit fees	$26,269	$39,412
Communications	-	4,740
Legal fees	44,998	21,103
Management fees	65,000	4,100
Office and general	560	1,452
Regulatory fees	7,592	10,507
Transfer agent fees	2,400	1,950

Operating loss	(146,819)	(83,264)

Other income and expense
Interest	(115,341)	(104,702)
Loss on foreign exchange	(1,196)	(21)

Net loss for the year	$(263,356)	$(187,987)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	40,359,391	40,359,391

	Years ended December 31,
	2017	2016
Operating Activities
Net loss for the year	$(263,356)	$(187,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized foreign exchange gain	952	567
Changes in non-cash item:
Accounts payable	29,372	13,864
Accounts payable – related parties	5,000	3,011
Accrued liability – related party	60,000
Accrued interest	6,890	6,257
Accrued interest – related parties	108,452	98,445

Net cash used in operating activities	(54,594)	(65,843)

Financing Activities
Proceeds from Loans payable – related parties	54,293	51,588

Net cash provided by financing activities	54,293	51,588

Decrease in cash during the year	(301)	(14,255)

Cash, beginning of the year	375	14,630

Cash, end of the year	$74	$375

Supplementary disclosure of cash flows:
Cash paid for Interest	$-	$-
Cash paid for Taxes	$-	$-

	Class A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Stock	Par Value	Stock	Par Value	Capital	Deficit	Total

Balances, December 31, 2015	198,000	$ 198	40,359,391	$ 40,359	$ 12,156,359	$ (13,614,728)	$ (1,417,812)
Net loss	-	-	-	-	-	(187,987)	(187,987)

Balances, December 31, 2016	198,000	198	40,359,391	40,359	12,156,359	(13,802,715)	(1,605,799)
Net loss	-	-	-	-	-	(263,356)	(263,356)

Balances, December 31, 2017	198,000	$ 198	40,359,391	$ 40,359	$ 12,156,359	$ (14,066,071)	$ (1,869,155)

1.	Nature of Operations and Ability to Continue as a Going Concern

The Company is devoting its efforts to exploring new investment opportunities, including real estate development projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2017, the Company had not yet achieved profitable operations, has an accumulated deficit of $14,066,071 since its inception, has a working capital deficiency of $1,869,155 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $92,000 over the twelve months ended December 31, 2018 to continue operations and estimates it will accrue interest expenses of $119,000 and $34,000 over the next 12 months on loans and management fees due to related parties, respectively. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,869,229. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will be required to raise necessary cash through shareholder loans, equity issuances and/or other debt financing. Amounts raised will be used to continue the development of the Company's investment activities, and for other working capital purposes, which may be dilutive to existing shareholders. The Company currently has no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to the company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of the company operations. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2017 and 2016 financial statements which are included with this annual report. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. The Company has historically satisfied its capital needs primarily by issuing equity securities and/or related party advances. Management plans to continue to provide for its capital needs during the year ended December 31, 2018, by issuing equity securities and/or related party advances.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2017 and 2016.

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

Convertible Instruments and Beneficial Conversion Feature

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument. As of December 31, 2017 and 2016, there were no convertible instruments with detachable instruments outstanding.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature. For the convertible debt securities outstanding as at December 31, 2017 and 2016, the embedded conversion features met the exemption criteria to be classified as equity instruments. The conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense using the effective interest rate over the term of the loan. However, due to demand nature of the convertible debt securities, the discount of the debt instrument was immediately expensed.

New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.	Convertible loan payable

On January 5, 2014 Company entered into a Convertible Loan Agreement and issued a convertible note for $50,000. This loan is unsecured, bearing interest at 10% per annum, and was repayable at maturity on January 7, 2015, or on demand after that date. At any time, the lender may convert the principle amount of the loan into units of the Company, each unit consisting of one common share and one non-transferable share purchase warrant, at a conversion rate of $0.20 per unit. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years from the warrant issue date, at an exercise price of $0.20 during the first year, and $0.35 during the second year. As of December 31, 2017 and 2016, $23,253 and $16,363, respectively, was accrued in interest on the note.

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

3.	Loans payable – related parties

	December 31,	December 31,
	2017	2016

a) Loan payable to a company controlled by a director of the Company plus accrued interest of $23,912 (2016 - $20,488). The loan is unsecured, bearing interest at 12% per annum and is repayable on demand.	$ 6,802	$ 6,802

b) Loans payable to a company controlled by a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	326,735	325,521

c) Loans payable to a company controlled by a former director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	7,694	7,295

d) Loans payable to a director of the Company. The loans are unsecured, non-interest bearing, and repayable upon demand.	98,017	46,288

Total Loans Payable – related parties	$ 439,248	$ 385,906

4.	Convertible notes payable – related parties

	December 31,	December 31,
	2017	2016

a) Loan payable to a company controlled by a former director of the Company, plus accrued interest payable of $278,146 (2016 - $236,584), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.23. The principal sum of $163,766 may be converted into 2,320,858 units. Upon conversion of this loan, the $73,685 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	$ 163,766	$ 163,766

b) Loan payable to a company controlled by a director of the Company, plus accrued interest of $419,598 (2016 - $356,133), pursuant to a Convertible Loan Agreement. The loan is unsecured, bearing interest at 10% per annum and is repayable on demand. The lender may at any time convert the principal sum into units of the Company. Each unit will consist of one common share plus one common share purchase warrant. Each warrant is exercisable for a period of 2 years from the date of conversion at a price ranging from $0.05 to $0.12. The principal sum of $255,209 may be converted into 4,526,436 units. Upon conversion of this loan, the $113,338 fair value of the warrants, as measured at inception, will be recognized as an interest expense and credited to additional paid-in capital.	255,209	255,209

Total Convertible Notes Payable – related parties	$ 418,975	$ 418,975

5.	Capital Stock

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

No common shares were issued during 2017 and 2016.

6.	Stock-based Compensation

Stock Option Plan

No options were granted and no compensation expense was recorded during 2016 and 2017.

As at December 31, 2017, the Company had share purchase options outstanding as follows:

Expiration Date	Exercise Price	Remaining Contractual Life	Number of Options

January 16, 2018	$0.12	0.04 years	2,940,000

Total options outstanding		0.04 years	2,940,000

At December 31, 2017 and 2016 all the outstanding share purchase options were exercisable. The January 16, 2018 share purchase options expired without being exercised.

7. Related Party Transactions

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2017	2016

Interest	$ 108,452	$ 98,445
Management fees	65,000	4,100

Total related party transactions	$ 173,452	$ 102,545

At December 31, 2017, accounts payable - related parties includes $73,211 (2016 - $8,211) due to two directors, a former director, and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2017, accounts payable - related parties also includes $15,527 (2016 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

Management fees relate to a director engaged to provide general management and administrative services. This director was remunerated for managing the Company’s affairs; he charged the Company $5,000 year ending December 31, 2017 and $3,000 in the comparative 2016 period.

In addition, the Company granted another director a one-time management bonus of $37,500 in recognition of his services to the Company in advancing its business activities. The Company also agreed to pay the director an ongoing monthly management fee of $2,500 per month effective April 1, 2017. There were no similar charges in the comparative 2016 period.

The Company agreed to issue 1,680,000 restricted common shares at $0.05 per share, for a total consideration of $84,000, as partial settlement of debts due to a director of the Company, in respect of unpaid management fees payable totaling $45,000, plus $39,000 of loans payable. These shares have not yet been issued.

See note 9 for other related party transactions for Skytower and Marriot.

8.	Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016

Net tax operating loss carryforwards	$1,477,000	$2,369,000
Valuation allowance for deferred tax asset	(1,477,000)	(2,369,000)

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2017, the Company has estimated accumulated net operating losses of approximately $7,031,000 (2016 - $6,768,000) which may be carried forward to reduce taxation income in future years. Per IRS Publication 536, the non-operating losses expire from 2017 to 2037.

As of December 31, 2017, the Company saw a decrease of approximately $892,000 in deferred tax assets from income tax loss carry forwards. The significant decline in the carry forwards was due the passage of the Tax Cuts and Jobs Act on December 20, 2017 that reduced effective tax rates for future periods to 21% from 34%. The decline in value of the income tax loss carry forwards has no impact on our statement of operations. The change due from the rate change was approximately $947,000 offset by the increase in the net operating loss for the net loss for the year ended December 31, 2017 of $55,000.

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

In October 2017, the Company and the Shareholders agreed to amend the agreements mentioned above, and entered into a Subscription Agreement whereby they agreed to the issuance of Convertible Bonds in the principal amount of $60,000,000, as further described below.

On October 25, 2017, Strategic entered into a Subscription Agreement (the “Subscription Agreement”) with Najibi Investment Trading FZC (“Najibi”), pursuant to which Najibi agreed to purchase $60 million at 12% interest.. Convertible Bonds due 2022 issued by the Company (the “Bonds”). The Subscription Agreement was entered into pursuant to the purchase of 50.1% of the stock of Parsan Turizm.

The Subscription Agreement provides that the Bonds were issued to Najibi on a deferred payment basis. Within 21 business days, Najibi must transfer 50% of the shares of Parsan Turizm (valued at $20.7 million) to the Company and pay to the Company $39,300,000, of which approximately $23.7 million will be used to pay the mortgage on the Marriott, and the remaining approximately $15.6 million will be paid to the Company as working capital.

The Bonds have the following terms:

• 12% interest due on October 25th of each year until maturity

• Principal due October 25, 2022

•	Bonds may be converted into common stock of the Company at the rate of $1.00 per share at the election of the holder

• Bonds may be redeemed in whole (but not in part) at any time

•	A holder may require the Company to redeem all (but not part) of all of such holder’s Bonds upon a change of control of the Company

In preparation for Closing, the Company has executed the Bonds; however, they are not binding obligations of the Company until all closing conditions are satisfied or waived by the Company.

Najibi is a related party to our Chief Executive Officer and Director, Abbas Salih, as a result of Mr. Salih’s ownership interest in and/or control of Najibi. It is contemplated that Najibi will either transfer part of the Bonds or the sales proceeds therefrom to G7 Entertainment Incorporated, SOHA Investment & Partners, and Royaltun General Trading L.L.C., pursuant to the Securities Purchase Agreements entered into on August 30, 2016 among the Company and those parties. G7 Entertainment Incorporated, SOHA Investment & Partners, and Royaltun General Trading L.L.C. are also related parties to Mr. Salih due to Mr. Salih’s ownership interest in and/or control of these entities.

The Company also intends to purchase 0.1% of the stock of Parsan Turizm from one or more of Parsan Turizm’s current shareholders.

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

The Company was advanced $2,435 by a director to pay certain service providers. The advance is unsecured, non-interest bearing and repayable on demand.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures.

Disclosure controls and procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2017, including the remedial actions discussed below, and we have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

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

Internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2017.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2017, certain significant deficiencies in internal control became evident to management that represents material weaknesses, including:

a)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2017, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;
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
c)	Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. In consultation with our auditors, management has corrected material errors, if any, prior to the release of our company’s December 31, 2017 financial statements.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies when they are reasonable and cost-effective. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name and position	Age	Term	Business experience during past 5 years	Other directorships

Abbas Salih Chairman, President, CEO, CFO, Director	71	March 7, 2001 to Present	Director and officer of the Company.	None

Fred Schultz Director	58	August 20, 2012 to Present	Director of the Company, and independent businessman	None

Dr. Ralf Zabel Director Vice-president - International Business Development and Operations	57	January 18, 2016 to Present September 18, 2008 to Present	Director and Officer of the Company, and independent businessman	None

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

Item 11. Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2017; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2017 and 2016, are set out in the summary compensation table.

Summary compensation table (aside from what is set out below, there is no other compensation to the individuals in respect of 2016 and 2015):

		Option	Share Awards(2)
Name	Year	Awards(1)	and Other (3)	Total

Abbas Salih, CEO, CFO, Director	2017	$ Nil	$ Nil	$ Nil
	2016	$ Nil	$ 1,100	$ 1,100

Fred Schultz, Director	2017	$ Nil	$ 5,000	$ 5,000
	2016	$ Nil	$ 3,000	$ 3,000

Dr. Ralf Zabel, Director, Vice-president - International Business Development and Operations	2017	$ Nil	$ 60,000	$ 60,000
	2016	$ Nil	$ Nil	$ Nil

(1)	The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors, please review Notes 1 and 4 to the financial statements for the year ended December 31, 2017. No options were granted during the 2017 year.

(2)	The amount of Share Awards is the fair value of common shares issued as remuneration to the named executive officers plus common shares issued as remuneration. For a description of the methodology and assumptions used in valuing the share awards granted to our named executive officers and directors, please review Notes 1 and 4 to the financial statements for the year ended December 31, 2017. No Share Awards were granted during the 2017 year.

(3)	Other compensation represents the amounts charged by or paid to the named individuals with respect to management fees.

Management Contracts

During the fiscal year ended December 31, 2017, directors and officers received management fees as compensation for providing management services to the Company in the amounts as shown above (see “Summary compensation table”). The directors and officers are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company.

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

The total number of shares awarded under the plan must not exceed 15% of the outstanding common stock of the Company. Certain changes in the capital structure of the Company, such as a stock split or stock dividend, may result in an appropriate adjustment to the number and/or the price of shares issuable under the plan. The plan expired on July 1, 2017.

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

As of the date of this Annual Report, a total of 3 individual share purchase options were outstanding to consultants, employees, directors, and officers to acquire a total of 2,940,000 common shares of the Company at a weighted average price of $0.12 per share, expiring on January 16, 2018.

The outstanding equity awards of the named executive officers, for our year ended December 31, 2017, are set out in the following outstanding equity awards table:

Name	Number of securities underlying unexercised options # exercisable	Option exercise price	Options expiration date

Abbas Salih CEO, CFO, Director	1,200,000	$0.12	January 16, 2018

All of the options were vested and exercisable on the date they were granted. The January 16, 2018 share purchase options expired without being exercised.

Aggregated Options Exercised in the Year Ended December 31, 2017 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2017.

Repricing of Options/SARS

There were no stock options re-priced during the year ended December 31, 2017.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2017, there were 40,359,391 shares of our common stock outstanding. The following tables sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the tables below, there is no person known to us who beneficially owns more than 5% of our common stock.

Security ownership of certain beneficial owners and management

Title of class	Name and address of beneficial owners(1)	Amount and nature of beneficial ownership	Percentage of class(2), (3)

Management
Common stock	Abbas Salih	18,838,044 (indirect) (5)	33%
	Jood Palace Hotel 36-A Street Off Al Rigga Road, PO Box 42211 Deira, Dubai, UAE	3,557,427 (direct) (5)	6%

Common stock	Fred Schultz	320,000 (direct)	1%
	1706 Serrano St.
	Oceanside, CA 92054

Common stock	Ralf Zabel	60,000 (direct)	*%
	Shulstrasse 18 D-01723
	Kesseldorf, Germany
Management total		22,775,471	40%

Beneficial owners
Common stock	Ralph Shearing(6)	8,727,354 (indirect) (4)	15%
	450-1090 W. Georgia St.
	Vancouver, BC, Canada

Common stock	John Martin Stewart Phillips	3,500,000 (direct)	6%
	Mahe, Penrhiw Pistyll Lane New Quay, Ceredigion Wales, UK

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	The percentage of class is based on 40,359,391 shares of common stock issued and outstanding as of December 31, 2017, plus shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2017.
(3)	* Less than 1%
(4)	The beneficial owner has the right to acquire 1,440,000 shares through the exercise of stock options and 2,320,858 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(5)	The beneficial owner also has the right to acquire a further 1,200,000 shares through the exercise of stock options and 4,526,436 units through the conversion of outstanding loans into units, each unit consisting of one common share of the Company and one share purchase warrant.
(6)	Mr. Shearing resigned as a director of the Company effective December 4, 2015.

Changes in Control

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the $120,000, except as described below.

The Company was charged the following by stockholders, directors, by companies controlled by directors and/or stockholders of the Company, and by companies with directors in common:

	Year ended December 31,
	2017	2016

Interest	$ 108,452	$ 98,445
Management fees	65,000	4,100

Total related party transactions	$ 173,452	$ 102,545

At December 31, 2017, accounts payable includes $73,211 (2016 - $8,211) due to two directors, a former director, and a company controlled by a director of the Company in respect of unpaid management fees and expenses incurred on behalf of the Company.

At December 31, 2017, accounts payable also includes $15,527 (2016 - $15,527) of expenses for operating costs paid on behalf of the Company by a company with directors in common.

Management fees relate to a director engaged to provide general management and administrative services. This director was remunerated for managing the Company’s affairs; he charged the Company $5,000 year ending December 31, 2017 and $3,000 in the comparative 2016 period.

In addition, the Company granted another director a one-time management bonus of $37,500 in recognition of his services to the Company in advancing its business activities. The Company also agreed to pay the director an ongoing monthly management fee of $2,500 per month effective April 1, 2017. There were no similar charges in the comparative 2016 period.

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

Item 14.  Principal Accountant Fees and Services

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2017 and 2016 for professional services rendered by Malone Bailey LLP, Certified Public Accountants, and LBB & Associates Ltd., LLP, Certified Public Accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$12,855	$26,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,855	$26,500

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

Strategic Internet Investments, Incorporated

Date:	April 18, 2018	/s/ Abbas Salih
Abbas Salih, CEO, CFO, Director

Date:	April 18, 2018	/s/ Ralf Zabel
Ralf Zabel, Director